Form 10QSB
period 1995-03-31
BRYAN STEAM CORP
filed 1995-05-12
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, DC  20549

                                      FORM 10-QSB

     (Mark One)

         X     QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

               For Quarterly Period Ended March 31, 1995.
                                           OR
       ___     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
               EXCHANGE ACT

               For the transition period from __________to __________.

     Commission File No. 0-3366

                                BRYAN STEAM CORPORATION
     (Exact name of small business issuer as specified in its charter)

               NEW MEXICO                    35-0202050
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)      Identification No.)

                                   POST OFFICE BOX 27
                                    PERU, IN  46970
              (Address of principal executive offices, including zip code)

                                     (317) 473-6651
                    (Issuer's telephone number, including area code)

          Check whether the issuer (1) filed all reports required to be filed by
     Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes  X              No _______

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          COMMON STOCK                            191,284
          (Title of class)              (Number of shares outstanding
                                             March 31, 1995)

            PART I.  FINANCIAL INFORMATION

            Item 1.  Financial Statements

                                            BRYAN STEAM CORPORATION
                                           CONDENSED INCOME STATEMENT

                                      Unaudited       Unaudited        Unaudited    Unaudited
                                                 For the                         For the
                                            Nine months Ended:             Fiscal Quarter Ended
                                      31-Mar-95       31-Mar-94        31-Mar-95    31-Mar-94
                                      (Current        (Preceding       (Current     (Preceding
                                      Year)           Year)            Year)        Year)
            Gross sales less
            discounts, returns
            and allowances            $13,386,105     $13,394,597      $ 3,878,302    $ 3,564,132
                                      -----------     -----------      -----------    -----------

            Cost and expenses --

            Cost of goods sold        $ 8,949,487     $ 8,734,848      $ 2,673,000    $ 2,386,626
            Selling, general and
             administrative expenses    3,802,860       3,813,297        1,294,465      1,325,648
                                      -----------     -----------      -----------    -----------
            Total cost and expenses   $12,752,347     $12,548,145      $ 3,967,465    $ 3,712,274
                                      -----------     -----------      -----------    -----------

            Income (or loss) before
             taxes on income and
             extraordinary items      $   633,758     $   846,452      $   (89,163)   $  (148,142)

            Provisions for taxes
             on income                    247,382         287,794          (34,875)       (50,369)
                                      -----------     -----------      -----------    -----------
            Net income (or loss)      $   386,376     $   558,658      $   (54,288)   $   (97,773)
                                      ===========     ===========      ===========    ===========
            Earnings per share*       $      2.02     $      2.92      $     (0.28)   $     (0.51)
                                      ===========     ===========      ===========    ===========
            Dividends per share       $      1.30     $      1.30      $      1.30    $      1.30
                                      ===========     ===========      ===========    ===========


            *Based on 191,284 shares of Common Stock issued and outstanding throughout the period.


                                        BRYAN STEAM CORPORATION
                                             PERU, INDIANA
                                             BALANCE SHEET
                                                      Unaudited        Unaudited
                                                      March 31,        June 30,
                                                      1995             1994
            ASSETS
            CURRENT ASSETS
              Cash and cash equivalents               $   484,122      $   360,213
              Investment securities                     3,077,359        2,633,111
              Accounts receivable (net)                 2,562,993        2,731,890
              Prepaid expenses                            207,806          151,814
              Inventory                                 3,403,511        3,881,151
              Prepaid federal income tax                   71,229                -
              Prepaid state income tax                      1,348          170,014
                                                      -----------      -----------
                 TOTAL CURRENT ASSETS                 $ 9,808,368      $ 9,928,193
                                                      -----------      -----------
            FIXED ASSETS
               Land, buildings, equipment             $ 5,907,598      $ 5,582,560
               Less:  Depreciation accumulated          2,577,081        2,289,117
                                                      -----------      -----------
                 TOTAL FIXED ASSETS                   $ 3,330,517      $ 3,293,443
                                                      -----------      -----------
            OTHER ASSETS
              Noncompete agreement - Hoppes
              (Net of amortization)                   $         -      $     8,333
              Goodwill - Hoppes                            10,000           10,000
              Deferred patent costs                         7,002            7,407
                                                      -----------      -----------
                 TOTAL OTHER ASSETS                   $    17,002      $    25,740
                                                      -----------      -----------
            TOTAL ASSETS                              $13,155,887      $13,247,376
                                                      ===========      ===========
            LIABILITIES AND NET WORTH
            CURRENT LIABILITIES
              Accounts payable - trade                $   104,636      $   406,867
              Accrued commissions                         693,131          629,359
              Accrued property taxes                      273,255          218,117
              Accrued taxes & other expenses               85,989          103,122
              Accrued state income tax                          -           29,055
              Deferred federal income tax                  17,896           17,896
              Deferred state income tax                     4,105            4,105
                                                      -----------      -----------
                 TOTAL CURRENT LIABILITIES            $ 1,179,012      $ 1,408,521
                                                      -----------      -----------
            LONG-TERM LIABILITIES
              Deferred federal income tax             $   241,101      $   241,101
              Deferred state income tax                    55,311           55,311
              Dividends payable                            11,943           11,629
                                                      -----------      -----------
                 TOTAL LONG-TERM LIABILITIES          $   308,355      $   308,041






                                                      -----------      -----------
            TOTAL LIABILITIES                         $ 1,487,367      $ 1,716,562
                                                      -----------      -----------
            NET WORTH
              Capital stock                           $   810,272      $   810,272
              Treasury stock, at cost                     (28,727)         (28,727)
              Retained earnings                        10,886,975       10,749,269
                                                      -----------      -----------
                 TOTAL NET WORTH                      $11,668,520      $11,530,814
                                                      -----------      -----------
            TOTAL LIABILITIES AND NET WORTH           $13,155,887      $13,247,376
                                                      ===========      ===========

                                        BRYAN STEAM CORPORATION
                                             PERU, INDIANA
                                  COMPARATIVE STATEMENT OF CASH FLOWS
                                                             Unaudited       Unaudited
                                                             July 1, 1994    July 1, 1993
                                                             to              to
                                                             Mar. 31, 1995   Mar. 31, 1994
            CASH FLOWS FROM OPERATING ACTIVITIES
              Net income                                       $  386,376       $558,658
              Non-cash items included in net income
                Amortization                                        8,738         15,338
                Depreciation                                      287,964        230,630
                Changes in:
                  Inventory                                       477,640        423,164
                  Accounts receivable                             168,897        353,880
                  Prepaid expenses                                (55,992)       (46,507)
                  Prepaid federal income tax                       98,785       (112,207)
                  Prepaid state income tax                         (1,348)             -
                  Accounts payable                               (302,231)      (206,436)
                  Commissions payable                              63,772       (106,592)
                  Accrued county property tax                      55,138         43,365
                  Accrued taxes & expenses                        (17,133)       (14,071)
                  Federal income tax payable                          -         (165,250)
                  State income tax payable                        (29,055)       (61,967)
                                                               ----------       --------
            NET CASH PROVIDED BY OPERATING ACTIVITIES          $1,141,551       $912,005
                                                               ----------       --------
            CASH FLOWS FROM INVESTING ACTIVITIES
              Purchases of investment securities               $ (444,248)      $(429,825)
              Purchases of plant and equipment                   (325,038)       (453,289)
                                                               ----------       ---------
            NET CASH (USED) BY INVESTING ACTIVITIES            $ (769,286)      $(883,114)
                                                               ----------       ---------
            CASH FLOWS FROM FINANCING ACTIVITIES
              Dividends paid                                   $ (248,356)      $(248,486)
                                                               ----------       ---------
            NET CASH (USED) BY FINANCING ACTIVITIES            $ (248,356)      $(248,486)
                                                               ----------       ---------
            NET INCREASE (DECREASE) IN CASH                    $  123,909       $(219,595)
                                                               ==========       =========
            CASH & CASH EQUIVALENTS
              July 1                                           $  360,213       $ 751,628
              March 31                                         $  484,122       $ 532,033
                                                               ----------       ---------
            NET INCREASE (DECREASE) IN CASH                    $  123,909       $(219,595)
                                                               ==========       =========
            SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
              Cash paid during the period for:
                Interest (Net of amount capitalized)           $      259       $      56
                Income taxes                                   $  179,036       $ 704,414

          Item 1.   FINANCIAL STATEMENTS (CONTINUED)


               The unaudited interim financial statements to which this management's discussion and analysis is attached reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

               The Company intends to hold short-term investment securities to maturity. The amount of unrealized gains and losses is not material to the financial statements and therefore, has not been disclosed for investment securities for the periods presented.

               The Company's policy regarding its defined benefit pension plans is to fund the minimum required by law and regulations.


          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

               The Company experienced a seasonal $54,288 loss for the third quarter of fiscal 1995. This is down $43,485 (44.48%) from the $97,773 net loss for the corresponding quarter last year.
          Net income for the nine month period ending March 31, 1995 decreased $172,282 (30.84%) from the comparable period last year.
           The decrease in net income is caused primarily by an increase in cost of goods sold. Cost of goods sold increased $214,639 (2.46%) for the nine months ending March 31, 1995 from the comparable period last year due to higher labor and material costs. Cost of goods sold for the quarter increased $286,374 (12.00%) from the corresponding quarter last year, due primarily to the increased sales in this quarter.

               Sales for the quarter increased $314,170 (8.81%) from the corresponding quarter last year due to a total of 378 boilers being shipped this quarter compared to 350 units for the corresponding quarter last year. A change in product mix from larger sized boilers to medium sized boilers with a lower average sales price caused sales to decrease $8,492 (.06%) for the nine months ending March 31, 1995 from the comparable period last year.

               Selling, general, and administrative expense for the quarter decreased $31,183 (2.35%) from the corresponding quarter last year and remained steady for the nine-month period ended March 31, 1995, as compared to the same period last year. This stability represents the efforts of the Company to lower group insurance expense and legal expense to offset expected increases in salaries and plant maintenance.

               The Company's working capital ratio at March 31, 1995, of
          8.32 to 1, is down from 9.66 to 1 a year ago, and up from 7.05 to 1 at fiscal year end. The change from a year ago is due primarily to a $171,139 (4.79%) decrease in inventory. This decrease in inventory is attributable to better management of raw materials, which more than offset any increases in finished goods and work in process. Cash and equivalents are up $123,909 (34.40%) from year end, and short-term investment securities increased $444,248 (16.87%) from year end. Cash was made available by better collection of accounts receivable which were down $168,897 (6.18%) from year end, and by better controlling inventory, which decreased $477,640 (12.31%) from year end.
          Also, more cash was kept on hand to meet pending capital expenditures, and until needed, part of this was used to reduce trade accounts payable, which were down $302,231 (74.28%) from year end.

               Production continues at near capacity. The backlog of orders at March 31, 1995, was $3,470,000, up $495,000 (16.64%)
          from a year ago, and down 22.46% from year-end, reflecting the customary seasonal downturn in demand. The plant is operating a full first shift of 113 employees on a 40 hour work week, with no workers on layoff.

               Planned capital expenditures this year of up to $600,000 (of which approximately $325,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.

               The Company has secured a $1,000,000 revolving line of credit and a $500,000 operating line of credit. Both credit lines remain unused, and mature on July 2, 1995.

          PART II.  OTHER INFORMATION


          Item 6.   Exhibits and Reports on Form 8-K.

                    (a) The following exhibit is filed as a part of this report:
                         (27) Financial Data Schedule (nine months ended
                              March 31, 1995)

                    (b) No reports on Form 8-K were filed during the quarter ended March 31, 1995.



                                      SIGNATURES

               Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BRYAN STEAM CORPORATION



                                        By:  /s/ Albert J. Bishop
                                             Albert J. Bishop, President

                                        Date:   May 12, 1995


                                        By:  /s/ Kurt Krauskopf
                                             Kurt Krauskopf, Secretary

                                        Date:    May 12, 1995