Form 10QSB
period 1995-09-30
BRYAN STEAM CORP
filed 1995-11-13
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-QSB

     (Mark One)

     X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period Ended September 30, 1995.

     ____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          EXCHANGE ACT

          For the transition period from __________ to __________.

     Commission File No. 0-3366

                          BRYAN STEAM CORPORATION
     (Exact name of small business issuer as specified in its charter)

     NEW MEXICO                              35-0202050
     State or other jurisdiction             (I.R.S. Employer
     of incorporation or                     Identification No.)
     organization

                             POST OFFICE BOX 27
                               PERU, IN 46970
       (Address of principal executive offices, including area code)

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

          Yes ____X______          No __________

          State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     COMMON STOCK                                 191,284
     (Title of class)                   (Number of shares outstanding
                                        November 8, 1995)

                              PART. I  FINANCIAL INFORMATION

      Item 1.     Financial Statements


                                  BRYAN STEAM CORPORATION
                          CONDENSED CONSOLIDATED INCOME STATEMENT

                                          Unaudited         Unaudited
                                                    For the
                                              Three Months Ended
                                          9/30/95           9/30/94
                                          (Current          (Preceding
                                            Year)             Year)
                                          ----------        ----------
      Gross sales less
        discounts, returns
        and allowances                    $5,968,396        $4,947,011
                                           ---------         ---------
      Cost and expenses --

      Cost of goods sold                  $3,895,832        $3,199,703
      Selling, general and
        administrative expenses            1,367,286         1,124,714
                                           ---------         ---------
      Total cost and expenses             $5,263,118        $4,324,417
                                           ---------         ---------
      Income (or loss) before
        taxes on income and
        extraordinary items               $  705,278        $  622,594

      Provisions for taxes
        on income                            316,281           243,017
                                           ---------         ---------
      Net income (or loss)                $  388,997        $  379,577
                                           =========         =========
      Earnings per share*                 $     2.03        $     1.98
                                           =========         =========
      Dividends per share                 $     1.40        $     1.30
                                           =========         =========


      * Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.


                                  BRYAN STEAM CORPORATION
                                       PERU, INDIANA
                                CONSOLIDATED BALANCE SHEET


                                                      Unaudited      Unaudited
                                                      September 30    June 30
                                                        1995           1995
                                                      ------------   ------------
      ASSETS

      CURRENT ASSETS
        Cash and cash equivalents                     $   228,988    $ 2,192,946
        Investment securities                           1,506,682      1,928,404
        Accounts receivable (net)                       5,113,394      3,002,774
        Prepaid expenses                                  197,559        239,919
        Inventory                                       4,038,883      4,181,513
                                                       ----------     ----------
          TOTAL CURRENT ASSETS                        $11,085,506    $11,545,556
                                                       ----------     ----------
      FIXED ASSETS
        Land, buildings, equipment                    $ 6,945,330    $ 6,067,148
        Less:  Depreciation accumulated                 2,646,995      2,542,731
                                                       ----------     ----------
      TOTAL FIXED ASSETS                              $ 4,298,335    $ 3,524,417
                                                       ----------     ----------
      OTHER ASSETS
        Organization expenses                         $     5,000    $     5,000
        Noncompete agreement
          (Net of amortization)                           295,000          0
        Goodwill - Hoppes (Net of amortization)             5,333          8,833
        Deferred patent costs (Net of amortization)         6,865          6,865
                                                       ----------     ----------
          TOTAL OTHER ASSETS                          $   312,198    $    20,698
                                                       ----------     ----------
      TOTAL ASSETS                                    $15,696,039    $15,090,671
                                                       ==========     ==========
      LIABILITIES AND NET WORTH

      CURRENT LIABILITIES
        Accounts payable - trade                      $   209,728    $   320,072
        Loans payable - bank                              250,000        200,000
        Accrued commissions                               957,605        694,809
        Accrued property taxes                            267,151        226,651
        Accrued taxes & other expenses                    147,227        105,365
        Accrued federal income tax                        250,437        118,730
        Accrued state income tax                          102,167         36,453
        Deferred federal income tax                        39,915         39,915
        Deferred state income tax                           9,157          9,157
                                                       ----------     ----------
          TOTAL CURRENT LIABILITIES                   $ 2,233,387    $ 1,751,152
                                                       ----------     ----------
      LONG-TERM LIABILITIES
        Loans payable - bank                          $   800,000    $   800,000
        Deferred federal income tax                       262,474        262,474
        Deferred state income tax                          60,215         60,215
        Dividends payable                                  10,797          8,863



                                                       ----------     ----------
          TOTAL LONG-TERM LIABILITIES                 $ 1,133,486    $ 1,131,552
                                                       ----------     ----------
      TOTAL LIABILITIES                               $ 3,366,873    $ 2,882,704
                                                       ----------     ----------
      NET WORTH
        Capital stock                                 $   810,272    $   810,272
        Treasury stock, at cost                           (28,727)       (28,727)
        Retained earnings                              11,547,621     11,426,422
                                                       ----------     ----------
          TOTAL NET WORTH                             $12,329,166    $12,207,967
                                                       ----------     ----------
      TOTAL LIABILITIES AND NET WORTH                 $15,696,039    $15,090,671
                                                       ==========     ==========

                                  BRYAN STEAM CORPORATION
                                       PERU, INDIANA
                     CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS

                                                   Unaudited          Unaudited
                                                   July 01, 1995      July 01, 1994
                                                   to                 to
                                                   Sept. 30, 1995     Sept. 30, 1994
      CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                 $   388,997        $   379,577
        Non-cash items included in net income
          Amortization                                   8,500              5,115
          Depreciation                                 104,264             77,640
          Changes in:
            Inventory                                  142,630            332,025
            Accounts receivable                     (2,110,620)          (851,510)
            Prepaid expenses                            42,360            (44,233)
            Prepaid federal income tax                   -                170,014
            Accounts payable                          (110,344)          (300,963)
            Commissions payable                        262,796            260,096
            Accrued county property taxes               40,500             37,500
            Accrued taxes & other expenses              41,862            (20,911)
            Federal income taxes payable               131,707             25,269
            State income taxes payable                  65,714             12,734
                                                    ----------         ----------
      NET CASH PROVIDED BY OPERATING ACTIVITIES    $  (991,634)       $    82,353
                                                    ----------         ----------
      CASH FLOW FROM INVESTING ACTIVITIES
        Noncompetition payments                    $  (300,000)       $      -
        Purchases of plant and equipment              (878,182)           (42,008)
        Redemptions of investment securities           421,722            (21,465)
                                                    ----------         ----------
      NET CASH (USED) BY INVESTING ACTIVITIES      $  (756,460)       $   (63,473)
                                                    ----------         ----------
      CASH FLOWS FROM FINANCING ACTIVITIES
        New Short-term borrowings                  $    50,000        $       -
        Dividends paid                                (265,864)          (248,711)
                                                    ----------         ----------
      NET CASH (USED) BY FINANCING ACTIVITIES      $  (215,864)       $  (248,711)
                                                    ----------         ----------
      NET INCREASE (DECREASE) IN CASH
      & EQUIVALENTS                                $(1,963,958)       $   229,831
                                                    ==========         ==========
      CASH & CASH EQUIVALENTS
        July 01,                                   $ 2,192,946        $   360,213
        September 30,                                  228,988            130,382
                                                    ----------         ----------
      NET INCREASE (DECREASE) IN CASH
      & EQUIVALENTS                                $(1,963,958)       $  (229,831)
                                                    ==========         ==========
      SUPPLEMENTAL DISCLOSURES OF CASH FLOW
      INFORMATION:
        Cash paid during the period for:
        Interest (Net of amount capitalized)       $    22,886        $        23

        Income taxes                               $   119,582        $    35,036




          The unaudited interim consolidated financial statements to which this management's discussion and analysis is attached reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

          The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

          Pension benefits are based on taxable earnings and years of service. The Company's policy is to fund at least the minimum amounts required by Federal law and regulation.

          The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at September 30, 1995 are not material to the accompanying consolidated financial statements and are not reported therein.

     Item 2    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND  RESULTS OF OPERATIONS

          Net income for the first quarter of $388,997 is up slightly (2.48%) from the net income of $379,577 for the corresponding quarter last year. The flatness in net income results primarily from the $97,132 net loss of the new subsidiary, which almost entirely offsets the $106,552 increase in net income of the Registrant for the quarter, as compared to the corresponding quarter of the prior fiscal year. The Registrant's increase in net income results from improved sales, which offset smaller increases in cost of goods sold, selling, general and administrative expenses, and provisions for income taxes.

          Sales for the quarter increased 20.65% from the corresponding quarter last year, and cost of goods sold increased a corresponding 21.76% from the same quarter a year ago. The $1,021,385 increase in sales for the quarter results almost equally from each of two causes. The new subsidiary contributed $518,686 to total consolidated sales. The Registrant's sales for the quarter increased $502,699 over the corresponding quarter last year. This increase results from the Registrant having shipped 35.62% more units during the current quarter than during the same quarter a year ago. Selling, general and administrative expenses increased 21.57% from the corresponding quarter a year ago. The new subsidiary's selling, general and administrative expenses totalled $145,447, while the Registrant's selling, general and administrative expenses increased $97,125 from the corresponding quarter last year. This increase results from anticipated increases in advertising, catalogs and printing, pension, and interest expenses, none of which are material to the income statement.

          The Company's working capital ratio at September 30, 1995 of
          4.96 to 1, is down from 6.59 to 1 at year-end, and from the
          7.11 ratio of a year ago. Consolidated cash and equivalents are down $1,963,958 (89.56%) from year-end, and up $98,616
          (75.64%) from the same quarter a year ago. Investment securities decreased $421,722 (21.87%) from year-end, and decreased $1,147,894 (43.24%) from the same quarter a year ago. The use of $1,115,000 of cash and equivalents and investment securities redemption proceeds by the new subsidiary to purchase the business assets of a Texas tank manufacturer was the primary cause for the softening of the Company's working capital ratio. Accounts receivable of the Registrant are up sharply $1,737,026 (57.85%) from year-end, and up (32.27%) over the same quarter a year ago, as a result of having shipped 140 more units than during the same quarter last year. The increase in shipments results from increased production from two shifts operating overtime, and expected seasonally strong sales. Accounts receivable of the new subsidiary totalled $373,594 at the end of the current quarter. The Registrant's inventory dropped $407,630 (9.75%) from year-end as more work-in-progress was brought to finished, saleable condition, and increased $224,757 (6.33%) over the same quarter a year ago. The subsidiary's inventory at the end of the current quarter totalled $265,000. Trade accounts payable decreased

          $110,344 (34.47%) to a historically customary level from year-end, and increased $103,824 (98.04%) from the same quarter last year as a result of greater material purchases. Accrued commissions increased $262,796 (37.82%) from year-end as a result of a sharp increase in accounts receivable, and are up slightly (7.66%) from the same quarter a year ago. Accrued income taxes increased $197,421 (127.22%) from year-end , and are up $285,546 (425.82%) from the same quarter last year, as a result of greater net income. Production continues at near capacity. The backlog of orders at September 30, 1995, was $4,712,984, up slightly (2.46%) from year-end, and up (5.59%) from a year ago. The plant is operating a first shift of 120 employees and a second shift of 32 employees. Both shifts operate on a 48 hour work week.

          The Company has $7,493 available on its $1,000,000 revolving line of credit and $450,000 available on its $500,000 operating line of credit.

          Planned capital expenditures this year of up to $500,000 (of which approximately $40,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.

     PART II.  OTHER INFORMATION

          Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY
          HOLDERS.

          At the Annual Meeting of the Stockholders held October 5, 1995, the following votes were cast in respect of the nominees for director:

                                                 VOTES
                                   -------------------------------
          Director                 For       Withheld  Abstentions
                                   -------   --------  -----------
     Harold V. Koch                146,482      87          0
     Albert J. Bishop              146,553      16          0
     H. Jesse McVay                146,563       6          0
     G.N. Summers                  146,557      12          0
     Jack B. Jackson               146,558      11          0
     James B. Lockhart, Jr.        146,569       0          0
     Bryan D. Herd                 146,569       0          0


     Item 6.   Exhibits and reports on Form 8-K

     (b) A Form 8-K was filed July 3, 1995 to report the purchase, by its wholly-owned subsidiary (Wendland Manufacturing Corp.), of the business operation and operating assets of a Texas tank manufacturing corporation in exchange for $1,115,000 cash. The acquisition was funded from cash reserves and a $1.0 million, five-year variable rate loan from First of America Bank. The acquired assets are currently expected to continue to be used in the manufacture and and sale of tanks and pressure vessels.

                                 SIGNATURES

          Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                  BRYAN STEAM CORPORATION



                                  By:     /s/ Albert J. Bishop
                                          -------------------
                                          Albert J. Bishop,
                                           President

                                  Date:   November 13, 1995

                                  By:     /s/ Kurt Krauskopf
                                          --------------------
                                          Kurt Krauskopf,
                                           Secretary

                                  Date:   November 13, 1995