Form 10QSB
period 1995-12-31
BRYAN STEAM CORP
filed 1996-02-14
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

____X______QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For Quarterly Period Ended December 31, 1995.


__________ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from __________ to __________.


Commission File No. 0-3366

                             BRYAN STEAM CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          NEW MEXICO                                    35-0202050
-------------------------------             ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                               POST OFFICE BOX 27
                                 PERU, IN 46970
           -------------------------------------------------------------
          (Address of principal executive offices, including area code)

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

             Yes ____X______                     No __________


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the lates practicable date.

             COMMON STOCK                           191,284
           (Title of class)                    (Number of shares
                                           outstanding January 31, 1996)

                          PART. I FINANCIAL INFORMATION

Item 1.   Financial Statements

                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                   Unaudited             Unaudited           Unaudited             Unaudited
                                               For the                                  For the
                                          Six months Ended:                      Fiscal Quarter Ended:
                                --------------------------------------     ------------------------------------
                                   12/31/95               12/31/94            12/31/95              12/31/94
                                (Current Year)        (Preceding Year)     (Current Year)      (Preceding Year)
                                --------------        ----------------     --------------      ----------------
Gross sales less
     discounts, returns          $12,170,623            $9,507,803           $6,202,227           $4,560,792
                                 -----------            ----------           ----------           ----------
     and allowances
Cost and expenses --
Cost of goods sold                $7,918,151            $6,276,487           $4,022,319           $3,076,784
Selling, general and
     administrative expenses       2,909,177             2,508,395            1,564,777            1,383,681
                                 -----------            ----------           ----------           ----------
Total cost and expenses          $10,827,328            $8,784,882           $5,587,096           $4,460,465
                                 -----------            ----------           ----------           ----------
Interest expense                     $50,356            $       --              $27,470           $       --
                                 -----------            ----------           ----------           ----------
Income (or loss) before
     taxes on income and
     extraordinary items          $1,292,939              $722,921             $587,661             $100,327
Provisions for taxes
     on income                       554,682               282,257              238,401               39,240
                                 -----------            ----------           ----------           ----------
Net income (or loss)                $738,257              $440,664             $349,260              $61,087
                                 -----------            ----------           ----------           ----------
Earnings per share*                    $3.86                 $2.30                $1.83                $0.32
                                 -----------            ----------           ----------           ----------
Dividends per share                    $1.40                 $1.30                $1.40                $1.30
                                 ===========            ==========           ==========           ==========

* Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.


                             BRYAN STEAM CORPORATION
                                 PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET

                                                     Unaudited        Unaudited
                                                    December 31,       June 30,
                                                    ------------       --------
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                       $841,032        $2,192,946
     Investment securities                          1,460,789         1,928,404
     Accounts receivable (net)                      4,270,869         3,002,774
     Prepaid expenses                                 273,645           239,919
     Inventory                                      4,019,750         4,181,513
                                                  -----------       -----------
          TOTAL CURRENT ASSETS                    $10,866,085       $11,545,556
                                                  -----------       -----------
FIXED ASSETS
     Land, buildings, equipment                    $7,220,077        $6,067,148
     Less:  Depreciation accumulated                2,758,663         2,542,731
                                                  -----------       -----------
          TOTAL FIXED ASSETS                       $4,461,414        $3,524,417
                                                  -----------       -----------
OTHER ASSETS
     Organization expenses
        (Net of amortization)                          $4,500            $5,000
     Noncompete agreement
        (Net of amortization)                         289,999                --
     Goodwill - Hoppes
        (Net of amortization)                           8,998             8,833
     Deferred patent costs
        (Net of amortization)                           6,595             6,865
                                                  -----------       -----------
          TOTAL OTHER ASSETS                         $310,092           $20,698
TOTAL ASSETS                                      $15,637,591       $15,090,671
                                                  ===========       ===========
LIABILITIES AND NET WORTH
CURRENT LIABILITIES
     Accounts payable - trade                         $78,042          $320,072
     Loans payable - bank                             131,376           200,000
     Accrued commissions                            1,086,691           694,809
     Accrued property taxes                           232,718           226,651
     Accrued taxes & other expenses                   119,400           105,365
     Accrued federal income tax                        78,891           118,730
     Accrued state income tax                          25,742            36,453
     Deferred federal income tax                       39,915            39,915
     Deferred state income tax                          9,157             9,157
                                                  -----------       -----------
          TOTAL CURRENT LIABILITIES                $1,801,932        $1,751,152
                                                  -----------       -----------
LONG-TERM LIABILITIES
     Loans payable - bank                            $800,000          $800,000
     Deferred federal income tax                      262,474           262,474
     Deferred state income tax                         60,215            60,215
     Dividends payable                                 34,506             8,863
                                                  -----------       -----------
          TOTAL LONG-TERM LIABILITIES              $1,157,195        $1,131,552
                                                  -----------       -----------
TOTAL LIABILITIES                                  $2,959,127        $2,882,704
                                                  -----------       -----------
NET WORTH
     Capital stock                                   $810,272          $810,272
     Treasury stock, at cost                          (28,727)          (28,727)
     Retained earnings                             11,896,919        11,426,422
                                                  -----------       -----------
          TOTAL NET WORTH                         $12,678,464       $12,207,967
                                                  -----------       -----------
TOTAL LIABILITIES AND NET WORTH                   $15,637,591       $15,090,671
                                                  ===========       ===========

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS

                                                 Unaudited           Unaudited
                                                Jul 01, 1995       Jul 01, 1994
                                                     to                 to
                                                Dec 31, 1995       Dec 31, 1994
                                                ------------       ------------

CASH FLOWS FROM OPERATING
ACTIVITIES
 Net income                                   $    738,257          $  440,664
 Non-cash items included in net income
  Amortization                                      10,606               6,366
  Depreciation                                     215,932             197,718
  Changes in:
   Inventory                                       161,763             632,655
   Accounts receivable                          (1,268,095)           (818,081)
   Prepaid expenses                                (33,726)            (57,980)
   Prepaid federal income tax                            -             126,752
   Accounts payable                               (242,030)           (325,067)
   Commissions payable                             391,882             465,813
   Accrued county property taxes                     6,067              14,638
   Accrued taxes & other expenses                   14,035             (15,309)
   Federal income taxes payable                    (39,839)                  -
   State income taxes payable                      (10,711)            (23,495)
                                              ------------          ----------
NET CASH PROVIDED BY OPERATING
   ACTIVITIES                                 $    (55,859)         $  644,674
                                              ------------          ----------

CASH FLOW FROM INVESTING
ACTIVITIES
 Noncompetition payments                      $   (300,000)         $        -
 Purchases of plant and equipment               (1,152,929)           (240,214)
 Redemptions of investment securities              467,615            (161,392)
                                              ------------          ----------
NET CASH (USED) BY INVESTING
   ACTIVITIES                                 $   (985,314)         $ (401,606)
                                              ------------          ----------

CASH FLOWS FROM FINANCING
ACTIVITIES
 Payments on long-term debt                   $    (68,624)         $        -
 Dividends paid                                   (242,117)           (248,711)
                                              ------------          ----------

NET CASH (USED) BY FINANCING
   ACTIVITIES                                 $   (310,741)         $ (248,711)
                                              ------------          ----------

NET INCREASE (DECREASE) IN CASH
   & EQUIVALENTS                              $ (1,351,914)         $   (5,643)
                                              ============          ==========

CASH & CASH EQUIVALENTS
 July 01,                                     $  2,192,946          $  360,213
 December 31,                                      841,032             354,570
                                              ------------          ----------

NET INCREASE (DECREASE) IN CASH
   & EQUIVALENTS                              $ (1,351,914)         $   (5,643)
                                              ============          ==========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
 Cash paid during the period for:
  Interest (Net of amount
            capitalized)                      $     50,356           $      23

  Income taxes                                $    369,036           $ 179,036

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

          The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at December 31, 1995 are not material to the accompanying consolidated financial statements and are not reported therein.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL
                CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

          Consolidated net income for the second quarter of $738,257 is up (67.53%) from the net income of $440,664 for the corresponding quarter last year. The increase in consolidated net income results primarily from the significant $209,737 increase in net income of Bryan Steam Corporation (the Parent) for the quarter, as compared to the corresponding quarter of the prior fiscal year. The Parent's increase in net income results from improved sales, which offset smaller increases in cost of goods sold and selling, general and administrative expenses.

          Consolidated sales for the quarter increased 35.99% from the corresponding quarter last year, and increased 28.01% over the same year to date period last year. Cost of goods sold increased a corresponding 30.73% from the same quarter a year ago, and increased 26.16% over last year for the year to date. The $1,641,435 increase in consolidated sales for the quarter results from two causes. Wendland Manufacturing Corp. (the new Subsidiary) contributed $747,212 of sales for the quarter to total consolidated sales, and the Parent's sales for the quarter increased $894,223 over the corresponding quarter last year. This increase results from the Parent having shipped 42.90% more units during the current quarter than during the same quarter a year ago, and 39.06% more units than the same six-month period last year. Consolidated selling, general and administrative expenses increased 13.09% from the corresponding quarter a year ago, and 15.98% for the year to date. The new Subsidiary's selling, general and administrative expenses totalled $273,803, while the Parent's selling, general and administrative expenses increased $80,210 from the corresponding quarter last year. This increase for the quarter results primarily from increases in group insurance expense resulting from hospitalization claims. The increase for the year to date results from anticipated increases in advertising, catalogs and printing, pension, and interest expenses, none of which are material to the income statement.

          The consolidated working capital ratio at December 31, 1995 of 6.03 to 1, is down from 6.59 to 1 at year-end, and from the 6.69 ratio of a year ago. Consolidated cash and equivalents are down $1,351,914 (61.65%) from year-end, and up $486,462 (137.20%) from the same quarter a year ago. Consolidated investment securities decreased $467,615 (24.25%) from year-end, and decreased $1,333,714 (47.73%)
          from the same quarter a year ago. The use of $1,115,000 of cash and equivalents and investment securities redemption proceeds by the new Subsidiary to purchase the business assets of a Texas tank manufacturer was the primary cause for the softening of the Company's working capital ratio. The Subsidiary also acquired substantially all the business assets of a heat exchanger manufacturer on December 6, 1995 for $215,000. The Subsidiary intends to utilize the purchased assets in the manufacture of heat exchangers, but had no activity during the quarter. Accounts receivable of the Parent are up $693,933 (23.11%) from year-end, and up (4.13%) over the same quarter a year ago, as a result of having shipped 151 more units than during the same quarter last year. The increase in shipments results from increased production from two shifts operating overtime during the first quarter, and expected seasonally strong sales. Accounts receivable of the new Subsidiary totalled $574,162 at the end of the current quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION
               AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


          The Parent's inventory dropped $426,763 (10.21%) from year-end as more work-in-progress was brought to finished, saleable condition, and increased $506,254 (15.58%) over the same quarter a year ago because of increased production during the current year. The Subsidiary's inventory at the end of the current quarter totalled $265,000.

          Consolidated trade accounts payable decreased $242,030 (75.62%) to a historically customary level from year-end. Consolidated accrued commissions increased $391,882 (56.40%) from year-end as a result of a sharp increase in accounts receivable. Accrued income taxes decreased $50,550 (32.57%) from year-end , and are up $99,073 from the same quarter last year, as a result of greater net income.

          Production continues at near capacity. The backlog of orders at December 31, 1995, was $3,126,000 down (32.04%) from year-end, and down (31.24%) from a year ago. The plant is operating a first shift of 124 employees and a second shift of 8 employees, both on a 40 hour work week. Fourteen second shift workers are on layoff. The Company has $68,624 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

          Planned capital expenditures this year of up to $500,000 (of which approximately $355,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.

                           PART II. OTHER INFORMATION

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          At the Annual Meeting of the Stockholders held October 5, 1995, the following votes were cast in respect of the nominees for director:

                                                 Votes
                           -----------------------------------------------------
    Director                 For                Withheld             Abstentions
    --------               -------              --------             -----------
Harold V. Koch             146,482                 87                     0
Albert J. Bishop           146,553                 16                     0
H. Jesse McVay             146,563                  6                     0
G.N. Summers               146,557                 12                     0
Jack B. Jackson            146,558                 11                     0
James B. Lockhart, Jr.     146,569                  0                     0
Bryan D. Herd              146,569                  0                     0

Item 6.   Exhibits and reports on Form 8-K

          (b) No reports on Form 8-K were filed during the quarter ended December 31, 1995.

                                   SIGNATURES

          Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 BRYAN STEAM CORPORATION



                                  By:      /s/ Albert J. Bishop
                                           ------------------------------------
                                            Albert J .Bishop, President

                                  Date:    February 14, 1996


                                  By:      /s/ Kurt Krauskopf
                                           ------------------------------------
                                           Kurt Krauskopf, Secretary, Controller

                                  Date:    February 14, 1996