Form 10QSB
period 1996-03-31
BRYAN STEAM CORP
filed 1996-05-14
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
- ---------------
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended March 31, 1996.


                                       OR


                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
- ---------------
                  EXCHANGE ACT

                  For the transition period from __________ to ___________.


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

                  Yes      X                     No _______


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  COMMON STOCK                       191,284
                (Title of class)           (Number of shares outstanding
                                                   April 30, 1996)

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                  Unaudited        Unaudited                 Unaudited        Unaudited
                                             For the                                   For the
                                        Nine months Ended:                       Fiscal Quarter Ended
                                -----------------------------             --------------------------------
                                   31-Mar-96        31-Mar-95                31-Mar-96         31-Mar-95
                                   (Current        (Preceding                (Current         (Preceding
                                    Year)            Year)                    Year)              Year)
                                ------------      -----------             ------------     ---------------
Gross sales less
   discounts, returns
and allowances                  $16,920,316       $13,386,105             $ 4,749,693       $ 3,878,302


Cost and expenses --

Cost of goods sold              $11,067,879       $ 8,949,487             $ 3,149,728       $ 2,673,000
Selling, general and
administrative expenses           4,403,611         3,802,860               1,494,434         1,294,465

Total cost and expenses         $15,471,490       $12,752,347             $ 4,644,162       $ 3,967,465


Interest expense                $    66,520       $        --             $    16,164       $        --


Income (or loss) before
taxes on income and
extraordinary items             $ 1,382,306       $   633,758             $    89,367       $   (89,163)


Provisions for taxes
on income                           558,049           247,382                   3,367           (34,875)

Net income (or loss)            $   824,257       $   386,376             $    86,000       $   (54,288)


Earnings per share*             $      4.31       $      2.02                    0.45       $     (0.28)

Dividends per share*             $      1.40       $       1.3             $      1.40       $      1.30


*Based on 191,284 shares of Common Stock issued and outstanding throughout the period.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET


                                                               Unaudited       Unaudited
ASSETS                                                         March 31,        June 30,
                                                                 1996            1995
CURRENT ASSETS                                                ----------     ------------
         Cash and cash equivalents                           $ 1,014,630     $  2,192,946
         Investment securities                                 1,625,515        1,928,404
         Accounts receivable (net)                             3,191,762        3,002,774
         Prepaid expenses                                        308,876          239,919
         Inventory                                             3,944,789        4,181,513
         Prepaid federal income tax                                    -                -
         Prepaid state income tax                                      -                -
                                                             -----------     ------------
            TOTAL CURRENT ASSETS                             $10,085,572     $ 11,545,556
                                                             -----------     ------------

FIXED ASSETS
         Land, buildings, equipment                          $ 7,361,787     $  6,067,148
         Less:  Depreciation accumulated                       2,870,163        2,542,731
                                                             -----------     ------------
            TOTAL FIXED ASSETS                               $ 4,491,624     $  3,524,417
                                                             -----------     ------------

OTHER ASSETS
         Organization expenses  (Net of amortization)        $     4,250     $      5,000
         Noncompete agreement (Net of amortization)              284,999                -
         Goodwill - Hoppes (Net of amortization)                   8,497            8,833
         Deferred patent costs (Net of amortization)               6,460            6,865
                                                             -----------     ------------
            TOTAL OTHER ASSETS                               $   304,206     $     20,698
                                                             -----------     ------------

TOTAL ASSETS                                                 $14,881,402     $ 15,090,671
                                                             ===========     ============

LIABILITIES AND NET WORTH

CURRENT LIABILITIES
         Accounts payable - trade                            $    97,809     $    320,072
         Loans payable - bank                                     57,797          200,000
         Accrued commissions                                     493,496          694,809
         Accrued property taxes                                  273,218          226,651
         Accrued taxes & other expenses                           98,431          105,365
         Accrued federal income tax                               79,036          118,730
         Accrued state income tax                                  8,964           36,453
         Deferred federal income tax                              39,915           39,915
         Deferred state income tax                                 9,157            9,157
                                                             -----------     ------------
            TOTAL CURRENT LIABILITIES                        $ 1,157,823     $  1,751,152
                                                             -----------     ------------

LONG-TERM LIABILITIES
         Loans payable - bank                                $   600,000     $    800,000
         Deferred federal income tax                             262,474          262,474
         Deferred state income tax                                60,215           60,215
         Dividends payable                                        34,506            8,863
                                                             -----------     ------------
            TOTAL LONG-TERM LIABILITIES                      $   957,195     $  1,131,552
                                                             -----------     ------------
TOTAL LIABILITIES                                            $ 2,115,018     $  2,882,704
                                                             -----------     ------------
NET WORTH
         Capital stock                                       $   810,272     $    810,272
         Treasury stock, at cost                                 (28,727)         (28,727)
         Retained earnings                                    11,984,839       11,426,422
                                                             -----------     ------------
            TOTAL NET WORTH                                  $12,766,384     $ 12,207,967
                                                             -----------     ------------
TOTAL LIABILITIES AND NET WORTH                              $14,881,402     $ 15,090,671
                                                             ===========     ============

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                                Unaudited                Unaudited
                                                                               July 1, 1995             July 1, 1994
                                                                                    to                       to
                                                                              Mar. 31, 1996            Mar. 31, 1995
CASH FLOWS FROM OPERATING ACTIVITIES                                         --------------         ------------------
         Net income                                                          $    824,257           $     386,376
         Non-cash items included in net income
            Amortization                                                           16,492                   8,738
            Depreciation                                                          329,352                 287,964
            Changes in:
                Inventory                                                         236,724                 477,640
                Accounts receivable                                              (188,988)                168,897
                Prepaid expenses                                                  (68,957)                (55,992)
                Prepaid federal income tax                                              -                  98,785
                Prepaid state income tax                                                -                  (1,348)
                Accounts payable                                                 (222,263)               (302,231)
                Commissions payable                                              (201,313)                 63,772
                Accrued county property tax                                        46,567                  55,138
                Accrued taxes & expenses                                           (6,934)                (17,133)
                Federal income tax payable                                        (39,694)                      -
                State income tax payable                                          (27,489)                (29,055)
                                                                             ------------           -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    $    697,754           $   1,141,551
                                                                             ------------           -------------

CASH FLOWS FROM INVESTING ACTIVITIES
         Noncompete payments                                                 $   (300,000)          $           -
         Redemptions (purchases) of investment securities                         302,889                (444,248)
         Purchases of plant and equipment                                      (1,294,639)               (325,038)
                                                                             ------------           -------------
NET CASH (USED) BY INVESTING ACTIVITIES                                      $ (1,291,750)          $    (769,286)
                                                                             ------------           -------------


CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                                          $   (342,203)          $           -
         Dividends paid                                                      $   (242,117)          $    (248,356)
                                                                             ------------           -------------
NET CASH (USED) BY FINANCING ACTIVITIES                                      $   (584,320)          $    (248,356)
                                                                             ------------           -------------
NET INCREASE (DECREASE) IN CASH                                              $ (1,178,316)          $     123,909
                                                                             ============           =============
CASH & CASH EQUIVALENTS
         July 1                                                              $  2,192,946           $     360,213
         March 31                                                            $  1,014,630           $     484,122
                                                                             ------------           -------------
NET INCREASE (DECREASE) IN CASH                                              $ (1,178,316)          $     123,909
                                                                             ============           =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
            Interest (Net of amount capitalized)                             $     66,520           $         259
            Income taxes                                                     $    389,036           $     179,036

          The unaudited interim consolidated financial statements to which this management's discussion and analysis is attached have been prepared in accordance with the instructions to Form 10-QSB and, therefore, do not include all information and disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, the finacial statements reflect all adjustments which are necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

          The accompanying consolidated financial statements include the accounts of the Company and of its wholly-owned subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

          Pension benefits are based on taxable earnings and years of service. The Company's policy is to fund at least the minimum amounts required by Federal law and regulation.

          The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at March 31, 1996 are not material to the accompanying consolidated financial statements and are not reported therein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

          Consolidated net income for the third quarter of $86,000 represented an increase of $140,288 from the net loss of $(54,288) for the corresponding quarter last year. The increase in consolidated net income resulted primarily from $69,339 increase in net income of Bryan Steam Corporation (the Parent) for the quarter, as compared to the corresponding quarter of the prior fiscal year. Consolidated net income for the nine months ended March 31, 1996 totaled $824,257, an increase of $437,881 or 113.33% over the corresponding period in the prior year. The Parent's increases in net income resulted from improved sales, which offset smaller increases in cost of goods sold and selling, general and administrative expenses.

          Consolidated sales for the quarter increased 22.47% from the corresponding quarter last year, and increased 26.40% over the same year to date period last year. Cost of goods sold increased a corresponding 17.83% from the same quarter a year ago, and increased 23.67% over last year for the year to date. The $871,391 increase in consolidated sales for the quarter resulted from two causes. Wendland Manufacturing Corp. (the Subsidiary) contributed $719,349 of sales for the quarter to total consolidated sales, and the Parent's sales for the quarter increased $152,042 over the corresponding quarter last year. This increase resulted from the Parent having shipped 6.35% more units during the current quarter than during the same quarter a year ago. The Subsidiary contributed $1,884,532 of sales for the nine months ended March 31, 1996, and the Parent had increased sales for the same period when compared to the corresponding period in 1995 as a result of having shipped 28.05% more units than the same nine-month period last year Consolidated selling, general and administrative expenses increased 15.45% from the corresponding quarter a year ago, and 15.80% for the year to date, primarily from the addition of the Subsidiary's selling, general and administrative expenses.

          The consolidated working capital ratio at March 31, 1996 of 8.71 to 1, increased from 6.59 to 1 at year-end, and from 8.32 to 1 a year ago. Consolidated cash and equivalents decreased $1,178,316 (53.73%) from year-end. Consolidated investment securities decreased $302,889 (15.71%) from year-end. Accounts receivable increased from year-end, as a result of having shipped 315 more units than during the same period last year. The increase in shipments resulted from increased production from two shifts operating overtime during the first quarter, and expected seasonally strong sales. Accounts receivable of the Subsidiary totalled $469,359 at the end of the current quarter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


          Inventory   decreased   $236,724   (5.66%)   from   year-end  as  more
          work-in-progress was brought to finished, saleable condition.

          Consolidated trade accounts payable decreased $222,263 (69.44%) to a historically customary level from year-end. Consolidated accrued commissions decreased $201,313 (28.97%) from year-end as a result of expected collections of accounts receivable. Accrued income taxes decreased $67,183 (43.29%) from year-end as a result of greater net income.

          Production continues at near capacity. The backlog of orders at March 31, 1996, was $3,988,000, down (13.30%) from year-end, and up (14.93%)
          from a year ago. The Parent's plant is operating a first shift of 120 employees on a 40 hour work week. Nineteen workers are on layoff.

          The Company has $342,203 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

          Planned capital expenditures this year of up to $500,000 (of which approximately $355,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.

          On March 15, 1996 the Subsidiary exchanged all the net assets of its heat exchanger division for 100% of the outstanding stock of
          Monticello Exchanger and Manufacturing Company (Monticello). The financial condition and results of operations of Monticello have been consolidated with those of Wendland for the purpose of this analysis.

                           PART II. OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.


          (a)  The  following  exhibit is filed as a part of this  report:

               (27)  Financial Data Schedule (nine months ended March 31, 1996)

          (b) No reports on Form 8-K were filed during the quarter ended March 31, 1996.



                                   SIGNATURES


               Pursuant to the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        BRYAN STEAM CORPORATION



                                        By: /s/ Albert J. Bishop
                                           ------------------------------------
                                        Albert J. Bishop, President

                                        Date: May 13, 1996
                                             ----------------------------------



                                        By: /s/ Kurt Krauskopf
                                           ------------------------------------

                                        Kurt Krauskopf, Chief Financial Officer

                                        Date: May 13, 1996
                                             ----------------------------------