Form 10-K
period 1996-06-30
BRYAN STEAM CORP
filed 1996-09-30
CIK 14971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________________ to __________________

                           Commission File No. 0-3366

                             BRYAN STEAM CORPORATION
             (Exact name of registrant as specified in its charter)

         NEW MEXICO                                       35-0202050
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                      Identification Number)

                        P.O. BOX 27, PERU, INDIANA 46970
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (317) 473-6651

        Securities registered pursuant to Section 12(b) of the Act: NONE

               Securities registered pursuant to Section 12(g) of the Act:

                             BRYAN STEAM CORPORATION
                        CAPITAL STOCK, WITHOUT PAR VALUE

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X   No

         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

         The issuer's revenues for its most recent fiscal year.  $22,477,000.

         The aggregate market value of the 162,608 shares of the registrant's common stock held by non-affiliates on September 20, 1996 (based on average of bid and asked prices, not actual transactions) was $6,423,016.

         There were 191,284 shares of the registrant's Common Stock outstanding on September 20, 1996.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the Part of this report indicated:

     1.   Annual   Report  to   Shareholders   for  year  ended  June  30,  1996
          (incorporated into Part II).

     2. Proxy Statement for Annual Meeting to be held October 3, 1996 (incorporated into Part III).

                                     PART I

Item 1.  Business

         Bryan Steam Corporation ("Bryan" and, together with its direct and indirect wholly-owned subsidiaries, the "Company") has only one industry segment. All of the revenue, operating profit or loss, and identifiable assets of the Company are attributable to that industry segment. See the Financial Statements filed under Item 8 in Part II of this Report.

         Bryan manufactures and sells oil, gas and electrically fired boilers, commercial water heaters and swimming pool heaters. Bryan also manufactures and sells a limited number of storage tanks and other equipment for use in connection with boilers. Wendland Manufacturing Corp., Bryan's wholly-owned subsidiary ("Wendland"), began manufacturing storage tanks effective July 3, 1995 upon the consummation of an asset purchase transaction pursuant to which Wendland purchased substantially all of the operating assets of a tank manufacturer in San Angelo, Texas (the "Wendland Transaction"). The assets purchased by Wendland in the Wendland Transaction totalled approximately $1.1 million, and the Wendland Transaction was funded primarily through a $1.0 million loan. On December 6, 1995, Wendland also acquired substantially all of the assets of a discontinued heat exchanger business in Monticello, Indiana for $215,000. Wendland operated these assets and the heat exchanger business as a division until March 15, 1996, at which time Wendland organized Monticello Exchanger and Manufacturing Co. ("MEMCO") as a wholly-owned subsidiary and transferred assets and liabilities relating to the heat exchanger business with a net value of approximately $450,000 in exchange for all of MEMCO's issued and outstanding capital stock. MEMCO has operated the heat exchanger business since March 15, 1996.

         Most boilers manufactured by Bryan are sold directly to contractors for installation in new apartment, commercial, industrial and institutional buildings; a limited number of boilers are sold for replacement purposes. Most tanks manufactured by Wendland are sold directly to contractors for installation for new commercial and industrial applications. A limited number of tanks are sold for replacement purposes. Most heat exchangers manufactured by MEMCO are sold directly to the end-users for installation in new industrial applications. A limited number is also sold for replacement purposes.

         Sales of Bryan's boilers are made through approximately 70 independent manufacturers' representatives located throughout the United States and Canada. Bryan sold boilers to approximately 500 different purchasers during its fiscal year ended June 30, 1996. No single customer accounts for any material part of Bryan's sales. Sales of Wendland's tanks are made through approximately 45 independent manufacturer's representatives located throughout the United States. Wendland sold tanks to approximately 400 different purchasers during its fiscal year ended June 30, 1996. No single customer accounts for any material part of Wendland's sales. Sales of MEMCO's heat exchangers are made through 6 independent representatives. MEMCO sold products to 6 customers from the time of its organization through June 30, 1996.

         The dollar amount of Bryan's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1996, was approximately $6,506,684. Bryan's backlog at the close of its preceding fiscal year ended June 30, 1995, was approximately $5,492,000. Wendland's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1996, was approximately $325,000. MEMCO's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1996, was approximately $350,000.

         Bryan's Canadian sales amounted to approximately $472,300 during its fiscal year ended June 30, 1996. Canadian sales were approximately $676,496 and $674,179 for its fiscal years ended June 30, 1995 and 1994, respectively. Its other foreign sales were not material. Foreign sales by Wendland and MEMCO during the year ended June 30, 1996 were not material.

         The Company operates is in a highly competitive industry. Bryan is one of the smaller boiler manufacturers, but holds a relatively significant share of its market. Wendland holds a relatively insignificant share of its market. Because MEMCO represents the start-up of a previously discontinued business, MEMCO had not developed a core customer base as of June 30, 1996 and remains one of the smallest manufacturer of heat exchangers in the industry.

         Bryan's boilers are manufactured from steel and copper tubing, steel plate, sheet metal, finished components (including burners, controls, and gauges) and insulation and refractory materials, substantially all of which are available from several sources. Wendland's tanks are manufactured from carbon steel and stainless steel, steel plate and insulation. Substantially all of the materials used to manufacture tanks is available from several sources. MEMCO's heat exchangers are manufactured from steel plate, pipe and various types of metal tubing, substantially all of which is available from several sources.

         The Company's expenditures for research and development of new products and improvement of existing products during its fiscal years ended June 30, 1996, and June 30, 1995, were approximately $92,063 and $119,233, respectively, all of which were incurred by Bryan. Bryan employs 4 persons on a full-time basis for such activities. Neither Wendland nor MEMCO employ any full-time employees solely for research and development purposes.

         The Company has no patents, trademarks, licenses, franchises or concessions that are material to its business.

         Bryan employs approximately 200 persons full time. Its production employees are represented by Local 357 of the International Brotherhood of Boilermakers. Wendland employs approximately 32 employees full time, and none are represented by a union. MEMCO employs approximately 18 employees full time, and none are represented by a union.

         The Company, to obtain sales in its industry, ordinarily must have a competitive price. The Company believes competition in the industry has intensified in recent years. In addition, reputation for quality, service capabilities and local sales representation are all important factors in securing sales.

Item 2.  Properties

         Bryan operates a manufacturing plant located in Peru, Indiana. The plant and the 27-acre site upon which it is located are owned by Bryan. The plant consists of several adjacent structures of brick, masonry and steel construction varying in age, all of which are in satisfactory condition. Bryan's Plant contains an aggregate of approximately 153,000 square feet on one level. Bryan's executive and administrative offices are located in a separate masonry building located on the same 27-acre site.

         Wendland operates its tank manufacturing plant on a 4.225 acre tract of land in San Angelo, Texas. The Wendland plant contains approximately 55,000 square feet on one level. Wendland is also currently leasing certain real property located adjacent to the Wendland plant.

         MEMCO operates its manufacturing plant on a 3.884 acre tract of land in Monticello, Indiana. MEMCO's plant contains approximately 17,400 square feet on one level.

Item 3.  Legal Proceedings

         The Company is a party to ordinary routine litigation incidental to its business. It is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         There were no items submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1996.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Information respecting the market for the Company's shares of Common Stock and related matters appears on page 5 of the Company's Annual Report to Shareholders for the year ended June 30, 1996, and is incorporated herein by this reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 2 and 3 of the Company's Annual Report to Shareholders for the year ended June 30, 1996 is incorporated herein by this reference.

Item 7.  Financial Statements.

         The Company's audited financial statements and notes thereto which appear on pages 7 through 17 of the Company's Annual Report to Shareholders for the year ended June 30, 1996 is incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         The information about the Company's Directors who are also Executive Officers required by Items 401 and 405 of Regulation S-B, which appears in the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held October 3, 1996, is incorporated herein by this reference. Additional information respecting certain of the Registrant's Executive Officers who are not also Directors is set forth below.

Name, Principal Occu-            Shares          Percentage of
pation, and Prior             Beneficially     Outstanding Shares
Business Experience              Owned         Beneficially Owned       Age
- -------------------------     ------------     -------------------      ----
Kurt Krauskopf,                  25 (1)        Less than 1 percent       42
 Secretary of the Company
 since January, 1991;
 Treasurer of the Company
 between October, 1988
 and December, 1992.

Paul D. Donaldson,                 0                    0                33
 Treasurer of the Company
 since December, 1992;
 prior thereto Credit
 Manager of the Company
 since March 1, 1989;
 Loan Officer, Grissom
 Federal Credit Union,
 Grissom Air Force Base,
 since prior to October,
 1988.
 -------------

(1)  Held by Mr. Krauskopf's spouse.

Item 10.        Executive Compensation.

        The information about the Company's executive compensation and transactions which appears in the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held October 3, 1996 is incorporated herein by this reference.

Item 11.        Security Ownership of Certain Beneficial Owners and  Management.

        Information concerning the number and percentage of shares of Common Stock owned beneficially on August 30, 1996 by 5% beneficial shareholders, owned individually by each director, and owned collectively by all directors and officers of the Company, which information appears in the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held on October 3, 1996, is incorporated herein by this reference. The Company knows of no arrangements which may result in a change in control of the Company.

Item 12.        Certain Relationships and Related Transactions.

        The Company paid approximately $554,000 in fiscal year 1996 to cover premiums for various property and casualty insurance policies on which an insurance agency owned by G. N. Summers, a Director of Bryan, received commission. There are no other reportable relationships or related transactions between the Company and its Directors, Executive Officers, 5% beneficial shareholders, or immediate family members of the foregoing persons.

                                     PART IV

Item 13.        Exhibits and Reports on  Form 8-K.

        (a)     (1) and (2):     The following financial statements are filed as
                                 a part of this report:

        Consolidated Balance Sheets (June 30, 1996, 1995, and 1994) Consolidated Statement of Income (Years Ended June 30, 1996, 1995 and 1994) Consolidated Statement of Retained Earnings (Years Ended
                June 30, 1996, 1995 and 1994)
        Consolidated Statements of Cash Flows
                (Years Ended June 30, 1996, 1995 and 1994)
        Notes to Financial Statements (June 30, 1996)
        Selected Consolidated Financial Data

        (a)     (3):  The following exhibits are filed as a part of this report:

                3(a). The Registrant's Articles of Incorporation were filed as Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended June 30, 1981, which is incorporated herein by this reference.

                3(b). The Registrant's Code of By-Laws was filed as Exhibit 19(i) to the Company's Quarterly Report on Form 10-Q for the quarter ended December 31, 1986, which was sent to the Commission on February 4, 1987, and which is incorporated herein by this reference.

                13. The Company's Annual Report to Shareholders for the year ended June 30, 1996.

                21. The Registrant has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Wendland Manufacturing Corp. ("Wendland"). Wendland has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Monticello Exchanger and Manufacturing Co.

                27.      Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1996.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature                                Title                   Date

(1) Principal Executive Officer                            ) September 27, 1996
                                                           )
/s/ Albert J. Bishop                     Chief Executive   )
- -------------------------------------    Officer           )
Albert J. Bishop                                           )
                                                           )
                                                           )
(2)  Principal Financial Officer                           )
                                                           )
/s/ Kurt J. Krauskopf                    Controller        )
- -------------------------------------                      )
Kurt J. Krauskopf                                          )
                                                           )
                                                           )
(3)  A majority of the                                     )
     Board of Directors                                    ) September 27, 1996
                                                           )
/s/ Harold V. Koch                       Director          )
- -------------------------------------                      )
Harold V. Koch                                             )
                                                           )
/s/ Albert J. Bishop                     Director          )
- -------------------------------------                      )
Albert J. Bishop                                           )
                                                           )
/s/ Bryan D. Herd                        Director          )
- -------------------------------------                      )
Bryan D. Herd                                              )
                                                           )
/s/ H. Jesse McVay                       Director          )
- -------------------------------------                      )
H. Jesse McVay                                             )
                                                           )
/s/ G.N. Summers                         Director          )
- -------------------------------------                      )
G.N. Summers                                               )
                                                           )
/s/ Jack B. Jackson                      Director          )
- -------------------------------------                      )
Jack B. Jackson                                            )
                                                           )
/s/ James R. Lockhart, Jr.               Director          )
- -------------------------------------                      )
James R. Lockhart, Jr.                                     )