Form 10QSB
period 1996-09-30
BRYAN STEAM CORP
filed 1996-11-13
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

____X______QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1996.



__________TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from __________ to __________.


Commission File No. 0-3366

                             BRYAN STEAM CORPORATION
        (Exact name of small business issuer as specified in its charter)

NEW MEXICO                                              35-0202050
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization

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

                           Yes ____X______                   No __________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                 COMMON STOCK                          191,284
                (Title of class)            (Number of shares outstanding
                                                 November 6, 1996)

                          PART. I FINANCIAL INFORMATION


Item 1.         Financial Statements


                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                Unaudited         Unaudited
                                                          For the
                                                      Three Months Ended
                                               9/30/96           9/30/95
                                              (Current         (Preceding
                                                Year)             Year)
                                               ----------      ----------
Gross sales less
      discounts, returns
      and allowances                           $6,713,222      $5,968,396

Cost and expenses --

Cost of goods sold                             $4,359,934      $3,895,832
Selling, general and
      administrative expenses                   1,494,840       1,367,286
                                               ----------      ----------
Total cost and expenses                        $5,854,774      $5,263,118
                                               ----------      ----------
Operating income                               $  858,448      $  705,278
                                               ----------      ----------
Other income and (expense)
      Interest income                          $   16,578      $        -
      Freight income                               24,880               -
      Interest expense                            (37,613)              -
                                               ----------      ----------
Total other income and (expense)               $    3,845      $        -
                                               ----------      ----------
Income (or loss) before
      taxes on income and
      extraordinary items                      $  862,293      $  705,278

Provisions for taxes
      on income                                   316,334         316,281
                                               ----------      ----------
Net income (or loss)                           $  545,959      $  388,997
                                               ==========      ==========
Earnings per share*                            $     2.85      $     2.03
                                               ==========      ==========
Dividends per share                            $     1.50      $     1.40
                                               ==========      ==========


* Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET


                                                                Unaudited       Unaudited
                                                               September 30      June 30
                                                                  1996             1996
                                                              -----------      -----------
ASSETS

CURRENT ASSETS
      Cash and cash equivalents                               $   536,135      $   304,739
      Investment securities                                     1,419,256        1,616,554
      Accounts receivable (net)                                 4,681,686        4,793,663
      Prepaid expenses                                            363,209          335,183
      Prepaid income taxes                                         40,064           84,414
      Inventory                                                 4,256,953        4,202,010
                                                              -----------      -----------
           TOTAL CURRENT ASSETS                               $11,297,303      $11,336,563
                                                              -----------      -----------
FIXED ASSETS
      Land, buildings, equipment                              $ 7,677,733      $ 7,498,657
      Less:  Depreciation accumulated                           3,044,034        2,930,437
                                                              -----------      -----------
           TOTAL FIXED ASSETS                                 $ 4,633,699      $ 4,568,220
                                                              -----------      -----------
OTHER ASSETS
      Noncompete agreement (Net of amortization)              $   225,000      $   240,000
      Other amortizable assets (net of amortization)               27,172           28,058
      Deposits                                                      3,590            5,171
                                                              -----------      -----------
           TOTAL OTHER ASSETS                                 $   255,762      $   273,229
                                                              -----------      -----------
TOTAL ASSETS                                                  $16,186,764      $16,178,012
                                                              ===========      ===========

LIABILITIES AND NET WORTH

CURRENT LIABILITIES
      Accounts payable - trade                                $   264,191      $   553,079
      Loans payable                                               371,719          664,293
      Accrued commissions                                         826,170          621,882
      Accrued property taxes                                      260,128          224,006
      Accrued taxes & other expenses                              217,718          323,086
      Accrued federal income tax                                  225,295               --
      Accrued state income tax                                     39,389               --
      Deferred federal income tax                                  60,678           60,678
      Deferred state income tax                                    13,963           13,963
                                                              -----------      -----------
           TOTAL CURRENT LIABILITIES                          $ 2,279,251      $ 2,460,987
                                                              -----------      -----------
LONG-TERM LIABILITIES
      Loans payable                                           $   166,992      $   238,207
      Deferred federal income tax                                 308,816          308,816
      Deferred state income tax                                    70,845           70,845
      Dividends payable                                            12,685           10,016
                                                              -----------      -----------
           TOTAL LONG-TERM LIABILITIES                        $   559,338      $   627,884
                                                              -----------      -----------
TOTAL LIABILITIES                                             $ 2,838,589      $ 3,088,871
                                                              -----------      -----------
NET WORTH
      Capital stock                                           $   810,272      $   810,272
      Treasury stock, at cost                                     (28,727)         (28,727)
      Retained earnings                                        12,566,630       12,307,596
                                                              -----------      -----------
           TOTAL NET WORTH                                    $13,348,175      $13,089,141
                                                              -----------      -----------
TOTAL LIABILITIES AND NET WORTH                               $16,186,764      $16,178,012
                                                              ===========      ===========



                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS



                                                         Unaudited                Unaudited
                                                       July 01, 1996            July 01, 1995
                                                             to                      to
                                                      Sept. 30, 1996            Sept. 30, 1995
                                                      --------------            --------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                         $ 545,959              $   388,997
      Non-cash items included in net income
           Amortization                                     15,887                    8,500
           Depreciation                                    113,597                  104,264
           Changes in:
                Inventory                                  (54,943)                 142,630
                Accounts receivable                        111,977               (2,110,620)
                Prepaid expenses                           (28,026)                  42,360
                Prepaid income taxes                        44,350                       --
                Accounts payable                          (288,888)                (110,344)
                Commissions payable                        204,288                  262,796
                Accrued county property taxes               36,122                   40,500
                Accrued taxes & other expenses            (105,368)                  41,862
                Federal income taxes payable               225,295                  131,707
                State income taxes payable                  39,389                   65,714
                                                         ---------              -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                $ 859,639              $  (991,634)
                                                         ---------              -----------
CASH FLOW FROM INVESTING ACTIVITIES
      Deposits with utilities                            $   1,581              $        --
      Noncompetition payments                                   --                 (300,000)
      Purchases of plant and equipment                    (179,076)                (878,182)
      Redemptions of investment securities                 197,298                  421,722
                                                         ---------              -----------
NET CASH (USED) BY INVESTING ACTIVITIES                  $  19,803              $  (756,460)
                                                         ---------              -----------
CASH FLOWS FROM FINANCING ACTIVITIES
      New short-term borrowings                          $  17,000              $    50,000
      Payments on short-term debt                           (1,636)                      --
      Payments on long-term debt                          (379,153)                      --
      Dividends paid                                      (284,257)                (265,864)
                                                         ---------              -----------
NET CASH (USED) BY FINANCING ACTIVITIES                  $(648,046)             $  (215,864)
                                                         ---------              -----------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS            $ 231,396              $(1,963,958)
                                                         =========              ===========

CASH & CASH EQUIVALENTS
      July 01,                                           $ 304,739              $ 2,192,946
      September 30,                                        536,135                  228,988
                                                         ---------              -----------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS            $ 231,396              $(1,963,958)
                                                         =========              ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
           Interest (Net of amount capitalized)          $  37,613              $    22,886

           Income taxes                                  $   7,300              $   119,582

Item 1.           FINANCIAL STATEMENTS (CONTINUED)

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

                  The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at September 30, 1996 are not material to the accompanying consolidated financial statements and are not reported therein.



                                       (5)

Item 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net income for the first quarter of $545,959 is up (40.35%) from the net income of $388,997 for the corresponding quarter last year. The increase in net income results primarily from the $492,435 net income of Bryan. Bryan's increase in net income results from improved sales and decreases in interest expense, group and workers' compensation insurance, advertising, catalogs & printing, and professional services.

Sales for the quarter increased 12.48% from the corresponding quarter last year, and cost of goods sold increased a corresponding 11.91% from the same quarter a year ago. The $744,826 increase in sales for the quarter results from two causes. Wendland and M.E.M.Co. contributed $119,919 and $313,078, respectively, more this quarter to total consolidated sales than during the corresponding quarter last year. Bryan's sales for the quarter increased $311,829 over the corresponding quarter last year. This increase results from Bryan having shipped more large boilers during the current quarter than during the same quarter a year ago. This increase in large boiler shipments is a result of gaining market share from a major competitor which is experiencing financial difficulties. Bryan was able to meet the demand for these large boilers by having added the second shift two months earlier than is customary. Selling, general and administrative expenses increased 9.33% from the corresponding quarter a year ago, primarily from the addition of $97,722 in selling, general and administrative expenses from M.E.M.Co.

The Company's working capital ratio at September 30, 1996 of 4.96 to 1, is up from 4.61 to 1 at year-end, and is the same as the 4.96 ratio of a year ago. Consolidated cash and equivalents are up $231,396 (75.93%) from year-end, and up $307,147 (134.13%) from the same quarter a year ago. Investment securities decreased $197,298 (12.20%) from year- end, and decreased $87,426 (5.80%) from the same quarter a year ago. Accounts receivable are down $11,977 (2.34%) from year-end, and down (8.44%) over the same quarter a year ago, as a result of having shipped more units directly to manufacturers' reps, who typically take advantage of cash discount terms. The Company's inventory increased $54,943 (1.31%) from year-end and increased $218,070 (5.40%) over the same quarter a year ago, as the Company finished more stock boilers to be available for quick shipment to customers. Trade accounts payable decreased $288,888 (52.23%) to a historically customary level from year-end, and increased $54,463 (25.97%) from the same quarter last year as a result of greater material purchases. Accrued commissions increased $204,288 (32.85%) from year- end as a result of an increase in sales, and are down (13.73%) from the same quarter a year ago, as a result of having shipped more units directly to certain manufacturers' representatives to whom Bryan does not pay a commission. Accrued income taxes increased $264,684 from year-end as a result of greater net income, and are down $87,920 (24.93%) from the same quarter last year, because of increased tax deposits prior to year-end.



                                       (6)

Production continues at near capacity. Bryan's backlog of orders at September 30, 1996, was $5,287,224, up (14.94%) from year-end, and up (12.18%) from a year ago. The plant is operating a first shift of 114 employees and a second shift of 35 employees. Both shifts operate on a 56 hour work week. Wendland's backlog at September 30, 1996 was normal for this time of year. The plant is operating with 24 employees on a 40 hour work week. M.E.M.Co.'s backlog at September 30, 1996 was $566,948. M.E.M.Co. is currently operating with 1 1 employees on a 51 hour work week.

The Company has $539,696 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

Planned capital expenditures this year of up to $850,000 (of which approximately $155,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.



                           PART II. OTHER INFORMATION



Item 6. EXHIBITS AND REPORTS ON FORM 8-K

         A.  Exhibits
                 Exhibit 27 - Financial Data Schedule

         B.  Form 8-K - None to be reported.



                                       (7)

                                   SIGNATURES

                  Pursuant  to  the   requirements  of  the  Exchange  Act,  the
                  Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                          BRYAN STEAM CORPORATION



                                          By:      _____________________________
                                                   H. Jesse McVay, President

                                          Date:    _____________________________


                                          By:      _____________________________
                                                   Kurt Krauskopf, Secretary

                                          Date:    _____________________________


                                       (8)