Form 10QSB
period 1996-12-31
BRYAN STEAM CORP
filed 1997-02-14
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

____X______       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended December 31, 1996.



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

                           Yes ____X______            No __________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

            COMMON STOCK                                      191,284
          (Title of class)                        (Number of shares outstanding
                                                         February 5, 1997)

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
                                        12/31/96              12/31/95              12/31/96              12/31/95
                                        (Current             (Preceding             (Current             (Preceding
                                          Year)                 Year)                 Year)                 Year)
                                       ----------------------------------         ----------------------------------
Gross sales less
       discounts, returns             $ 13,910,753          $ 12,170,623          $  7,197,531          $  6,202,227
                                      ------------          ------------          ------------          ------------
       and allowances

Cost and expenses --

Cost of goods sold                    $  9,031,931          $  7,918,151          $  4,671,997          $  4,022,319
Selling, general and
       administrative expenses           3,222,524             2,909,177             1,727,684             1,564,777
                                      ------------          ------------          ------------          ------------
Total cost and expenses               $ 12,254,455          $ 10,827,328          $  6,399,681          $  5,587,096
                                      ------------          ------------          ------------          ------------
Operating income                      $  1,656,298          $  1,343,295          $    797,850          $    615,131
                                      ------------          ------------          ------------          ------------
Other income and (expenses)
       Interest income                $     38,608          $         --          $     22,030          $         --
       Freight income                       47,523                    --                22,643                    --
       Interest expense                    (51,189)              (50,356)              (13,576)              (27,470)
                                      ------------          ------------          ------------          ------------
Total other income and (expenses)     $     34,942          $    (50,356)         $     31,097          $    (27,470)
                                      ------------          ------------          ------------          ------------
Income (or Loss) before
       taxes on income and
       extraordinary items            $  1,691,240          $  1,292,939          $    828,947          $    587,661

Provision for taxes
       on income                           660,858               554,682               344,524               238,401
                                      ------------          ------------          ------------          ------------
Net income (or loss)                  $  1,030,382          $    738,257          $    484,423          $    349,260
                                      ============          ============          ============          ============
Earnings per share*                   $       5.39          $       3.86          $       2.53          $       1.83
                                      ============          ============          ============          ============
Dividends per share                   $       1.50          $       1.40          $       1.50          $       1.40
                                      ============          ============          ============          ============



* Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET




                                                                  Unaudited        Unaudited
ASSETS                                                           December 31,       June 30,
                                                                    1996              1996
                                                                 -----------      -----------
CURRENT ASSETS
       Cash and cash equivalents                                 $ 1,017,844      $   304,739
       Investment securities                                       1,325,467        1,616,554
       Accounts receivable (net)                                   4,404,096        4,793,663
       Prepaid expenses                                              495,668          335,183
       Prepaid income taxes                                            7,472           84,414
       Inventory                                                   3,830,222        4,202,010
                                                                 -----------      -----------
            TOTAL CURRENT ASSETS                                 $11,080,769      $11,336,563
                                                                 -----------      -----------

FIXED ASSETS
       Land, buildings, equipment                                $ 8,194,621      $ 7,498,657
       Less:  Depreciation accumulated                             3,159,374        2,930,437
                                                                 -----------      -----------
            TOTAL FIXED ASSETS                                   $ 5,035,247      $ 4,568,220
                                                                 -----------      -----------
OTHER ASSETS
       Noncompete agreement (Net of amortization)                $   205,775      $   240,000
       Other amortizable assets (Net of amortization)                 35,482           28,058
       Deposits                                                        5,171            5,171
                                                                 -----------      -----------
            TOTAL OTHER ASSETS                                   $   246,428      $   273,229
                                                                 -----------      -----------
TOTAL ASSETS                                                     $16,362,444      $16,178,012
                                                                 ===========      ===========
LIABILITIES AND NET WORTH

CURRENT LIABILITIES
       Accounts payable - trade                                  $   341,666      $   553,079
       Loans payable                                                 239,326          664,293
       Accrued commissions                                         1,025,200          621,882
       Accrued property taxes                                        237,078          224,006
       Accrued taxes & other expenses                                190,013          323,086
       Deferred federal income tax                                    60,678           60,678
       Deferred state income tax                                      13,963           13,963
                                                                 -----------      -----------
            TOTAL CURRENT LIABILITIES                            $ 2,107,924      $ 2,460,987
                                                                 -----------      -----------
LONG-TERM LIABILITIES
       Loans payable                                             $    29,576      $   238,207
       Deferred federal income tax                                   308,816          308,816
       Deferred state income tax                                      70,845           70,845
       Dividends payable                                              12,685           10,016
                                                                 -----------      -----------
            TOTAL LONG-TERM LIABILITIES                          $   421,922      $   627,884
                                                                 -----------      -----------
TOTAL LIABILITIES                                                $ 2,529,846      $ 3,088,871
                                                                 -----------      -----------
NET WORTH
       Capital stock                                             $   810,272      $   810,272
       Treasury stock, at cost                                       (28,727)         (28,727)
       Retained earnings                                          13,051,053       12,307,596
                                                                 -----------      -----------
            TOTAL NET WORTH                                      $13,832,598      $13,089,141
                                                                 -----------      -----------
TOTAL LIABILITIES AND NET WORTH                                  $16,362,444      $16,178,012
                                                                 ===========      ===========

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS



                                                              Unaudited         Unaudited
                                                             Jul 01, 1996     Jul 01, 1995
                                                                  to               to
                                                             Dec 31, 1996     Dec 31, 1995
                                                             ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Net income                                             $1,030,382      $   738,257
       Non-cash items included in net income
            Amortization                                          26,801           10,606
            Depreciation                                         228,938          215,932
            Changes in:
                 Inventory                                       371,788          161,763
                 Accounts receivable                             389,567       (1,268,095)
                 Prepaid expenses                               (160,485)         (33,726)
                 Prepaid income taxes                             76,942               --
                 Accounts payable                               (211,413)        (242,030)
                 Commissions payable                             403,318          391,882
                 Accrued county property taxes                    13,072            6,067
                 Accrued taxes & other expenses                 (133,073)          14,035
                 Federal income taxes payable                         --          (39,839)
                 State income taxes payable                           --          (10,711)
                                                              ----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                     $2,035,837      $   (55,859)
                                                              ----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES
       Noncompetition payments                                $       --      $  (300,000)
       Purchases of plant and equipment                         (695,964)      (1,152,929)
       Redemptions of investment securities                      291,087          467,615
                                                              ----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES                       $ (404,877)     $  (985,314)
                                                              ----------      -----------
CASH FLOWS FROM FINANCING ACTIVITIES
       Payments on long-term debt                             $ (633,598)     $   (68,624)
       Dividends paid                                           (284,257)        (242,117)
                                                              ----------      -----------
NET CASH (USED) BY FINANCING ACTIVITIES                       $ (917,855)     $  (310,741)
                                                              ----------      -----------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                 $  713,105      $(1,351,914)
                                                              ==========      ===========

CASH & CASH EQUIVALENTS
       July 01,                                               $  304,739      $ 2,192,946
       December 31,                                            1,017,844          841,032
                                                              ----------      -----------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                 $  713,105      $(1,351,914)
                                                              ==========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
       Cash paid during the period for:
            Interest (Net of amount capitalized)              $   51,189      $    50,356

            Income taxes                                      $  498,346      $   369,036

Item 1.           CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

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

                  The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at December 31, 1996 are not material to the accompanying consolidated financial statements and are not reported therein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

                  Consolidated net income for the second quarter of $484,423 is up (38.70%) from the net income of $349,260 for the corresponding quarter last year. The increase in consolidated net income results primarily from the significant $243,641 increase in net income of Bryan Steam Corporation (the Parent) for the quarter, as compared to the corresponding quarter of the prior fiscal year. The Parent's increase in net income results from improved sales, which offset a corresponding increase in cost of goods sold and a smaller increase in selling, general and administrative expenses.

                  Consolidated sales for the quarter increased 16.05% from the corresponding quarter last year, and increased 8.38% over the same year to date period last year. Cost of goods sold increased a corresponding 16.15% from the same quarter a year ago, and increased 14.07% over last year for the year to date. The $995,304 increase in consolidated sales for the quarter results primarily from the Parent's sales for the quarter having increased $798,908 over the corresponding quarter last year. This increase results from the Parent having shipped more large boiler units during the current quarter than during the same quarter a year ago. Consolidated selling, general and administrative expenses increased 10.41% from the corresponding quarter a year ago, and 10.77% for the year to date, primarily from the addition of the selling, general and administrative expenses of Monticello Exchanger and Manufacturing Company, an indirect subsiderary formed in March of 1996.

                  The consolidated working capital ratio at December 31, 1996 of
                  5.26 to 1, is up from 4.61 to 1 at year-end, and down from the
                  6.03 ratio of a year ago. Consolidated cash and equivalents are up $713,105 (234.01%) from year-end, and up $176,812
                  (21.02%) from the same quarter a year ago as a result of collections from higher sales and an increase in more liquid investments. Consolidated investment securities decreased $291,087 (18.01%) from year-end, and decreased $135,322 (
                  9.26%) from the same quarter a year ago. Accounts receivable are down (8.13%) from year-end, and up (3.12%) from the same quarter a year ago, as a result of having shipped more large boiler units than during the same period last year.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


                  Inventory dropped $371,788 (8.85%) from year-end as more work-in-progress was brought to finished, saleable condition, and decreased $189,528 (4.71%) over the same quarter a year ago.

                  Consolidated trade accounts payable decreased $211,413 ( 38.22%) to a historically customary level from year-end, but increased $263,624 from a year ago, as a result of increased materials purchases. Consolidated accrued commissions increased $403,318 (64.85%) from year-end as a result of a recent increase in accounts receivable.

                  Production continues at near capacity. The consolidated backlog of orders at December 31, 1996, was steady at
                  $5,083,000, with the Parent's backlog being down about $300,000 from year-end. The plants are operating first shifts totalling 209 employees on a 40 hour work week. Twenty workers are on layoff from the second shift. . The Parent has $800,000 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

                  Planned capital expenditures this year of up to $850,000 (of which approximately $520,000 has been utilized, primarily for a building addition at the Parent's plant), will continue to be funded internally.

                           PART II. OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the Annual Meeting of the Stockholders held October 3, 1996, the following votes were cast in respect of the nominees for director:

                                                    VOTES
                                 ----------------------------------------------
        Director                   For             Withheld         Abstentions
        --------                 -------           --------         -----------
    Harold V. Koch               157,706                32               0
    Albert J. Bishop             157,738                 0               0
    H. Jesse McVay               157,702                36               0
    G.N. Summers                 133,341            24,397               0
    Jack B. Jackson              157,738                 0               0
    James B. Lockhart, Jr.       157,738                 0               0
    Bryan D. Herd                157,738                 0               0


Item 6.           Exhibits and reports on Form 8-K

                  (a) Exhibits - The following exhibit is filed as part of this report.

                      Exhibit 27 - Finanacial Data Schedule

                  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                         BRYAN STEAM CORPORATION



                                         By:  /s/ H. Jesse McVay
                                              ----------------------------------
                                                  H. Jesse McVay, President

                                         Date: February 14, 1997
                                              ----------------------------------


                                         By:  /s/ Kurt Krauskopf
                                              ----------------------------------
                                                  Kurt Krauskopf, Secretary

                                         Date: February 14, 1997
                                              ----------------------------------