Form 10QSB
period 1997-03-31
BRYAN STEAM CORP
filed 1997-05-20
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB


(Mark One)


      X           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
---------------
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended March 31, 1997.


                                       OR


                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  EXCHANGE ACT

                  For the transition period from               to


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

                                 (765) 473-6651
                (Issuer's telephone number, including area code)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes      X                    No _______


     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          COMMON STOCK                               191,284
        (Title of class)                  (Number of shares outstanding
                                                   May 5, 1997)

                          PART I. FINANCIAL INFORMATION

Item 1.         Financial Statements

                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                     Unaudited        Unaudited        Unaudited       Unaudited
                                              For the                           For the
                                         Nine months Ended:               Fiscal Quarter Ended
                                     31-Mar-97        31-Mar-96        31-Mar-97       31-Mar-96
                                     (Current        (Preceding         (Current      (Preceding
                                       Year)            Year)             Year)          Year)
                                       --               -----             -----          -----
Gross sales less
   discounts, returns
   and allowances                   $ 19,403,679    $ 16,920,316    $  5,492,926    $  4,749,693
                                    ------------    ------------    ------------    ------------

Cost and expenses --

Cost of goods sold                  $ 12,745,873    $ 11,067,879    $  3,713,942    $  3,149,728
Selling, general and
   administrative expenses             4,949,672       4,403,611       1,727,148       1,494,434
                                       ---------       ---------       ---------       ---------

Total cost and expenses             $ 17,695,545    $ 15,471,490    $  5,441,090    $  4,644,162
                                    ------------    ------------    ------------    ------------

Operating income                    $  1,708,134    $  1,448,826    $     51,836    $    105,531
                                    ------------    ------------    ------------    ------------

Other income and (expense)
   Interest income                  $     68,498              $-    $     29,890    $         --
   Freight income                         64,143              --          16,620              --
   Interest expense                      (71,463)        (66,520)        (20,274)        (16,164)
                                         -------         -------         -------         -------
Total other income and (expenses)   $     61,178    $    (66,520)   $     26,236    $    (16,164)
                                    ------------    ------------    ------------    ------------

Income (or loss) before
   taxes on income and
   extraordinary items              $  1,769,312    $  1,382,306    $     78,072    $     89,367

Provisions for taxes
   on income                             672,210         558,049          11,352           3,367
                                         -------         -------          ------           -----

Net income (or loss)                $  1,097,102    $    824,257    $     66,720    $     86,000
                                    ============    ============    ============    ============


Earnings per share*                 $       5.74    $       4.31    $        0.3    $       0.45
                                    ============    ============    ============    ============

Dividends per share                 $       1.50    $       1.40    $        1.5    $       1.40
                                    ============    ============    ============    ============






         *Based on 191,284 shares of Common Stock issued and outstanding throughout the period.



                                      (2)

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET

                                                             Unaudited       Unaudited
ASSETS                                                       March 31,        June 30,
                                                               1997             1996
                                                               ----             ----
CURRENT ASSETS
         Cash and cash equivalents                        $    568,558    $    304,739
         Investment securities                               1,423,104       1,616,554
         Accounts receivable (net)                           3,995,436       4,793,663
         Prepaid expenses                                      520,158         335,183
         Inventory                                           3,764,101       4,202,010
         Prepaid federal income tax                              5,640          84,414
         Prepaid state income tax                               11,939              --
                                                                ------
            TOTAL CURRENT ASSETS                          $ 10,288,936    $ 11,336,563
                                                          ------------    ------------

FIXED ASSETS
         Land, buildings, equipment                       $  8,773,993    $  7,498,657
         Less:  Depreciation accumulated                     3,276,566       2,930,437
                                                             ---------       ---------
            TOTAL FIXED ASSETS                            $  5,497,427    $  4,568,220
                                                          ------------    ------------

OTHER ASSETS
         Noncompete agreement (Net of amortization)       $    195,099    $    240,000
         Other amortizable assets (Net of amortization)         28,301          28,058
         Deposits                                                5,171           5,171
                                                                 -----           -----
            TOTAL OTHER ASSETS                            $    228,571    $    273,229
                                                          ------------    ------------
TOTAL ASSETS                                              $ 16,014,934    $ 16,178,012
                                                          ============    ============

LIABILITIES AND NET WORTH

CURRENT LIABILITIES
         Accounts payable - trade                         $    323,274    $    553,079
         Loans payable                                          99,879         664,293
         Accrued commissions                                   653,306         621,882
         Accrued property taxes                                314,171         224,006
         Accrued taxes & other expenses                        228,424         323,086
         Deferred federal income tax                            60,678          60,678
         Deferred state income tax                              13,963          13,963
                                                                ------          ------
            TOTAL CURRENT LIABILITIES                     $  1,693,695    $  2,460,987
                                                          ------------    ------------
LONG-TERM LIABILITIES
         Loans payable                                    $     29,576    $    238,207
         Deferred federal income tax                           308,816         308,816
         Deferred state income tax                              70,845          70,845
         Dividends payable                                      12,685          10,016
                                                                ------          ------
            TOTAL LONG-TERM LIABILITIES                   $    421,922    $    627,884
                                                          ------------    ------------
TOTAL LIABILITIES                                         $  2,115,617    $  3,088,871
                                                          ------------    ------------

NET WORTH
         Capital stock                                    $    810,272    $    810,272
         Treasury stock, at cost                               (28,727)        (28,727)
         Retained earnings                                  13,117,772      12,307,596
                                                            ----------      ----------
            TOTAL NET WORTH                               $ 13,899,317    $ 13,089,141
                                                          ------------    ------------
TOTAL LIABILITIES AND NET WORTH                           $ 16,014,934    $ 16,178,012
                                                          ============    ============

                                      (3)

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS

                                                              Unaudited      Unaudited
                                                            July 1, 1996    July 1, 1995
                                                                 to             to
                                                           Mar. 31, 1997   Mar. 31, 1996
                                                           -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                         $ 1,097,102    $   824,257
         Non-cash items included in net income
            Amortization                                         44,658         16,492
            Depreciation                                        346,129        329,352
            Changes in:
                Inventory                                       437,909        236,724
                Accounts receivable                             798,227       (188,988)
                Prepaid expenses                               (184,975)       (68,957)
                Prepaid federal income tax                       78,774             --
                Prepaid state income tax                        (11,939)            --
                Accounts payable                               (229,805)      (222,263)
                Commissions payable                              31,424       (201,313)
                Accrued county property tax                      90,165         46,567
                Accrued taxes & expenses                        (94,662)        (6,934)
                Federal income tax payable                           --        (39,694)
                State income tax payable                             --        (27,489)
                                                            -----------    -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                   $ 2,403,007    $   697,754
                                                            -----------    -----------


CASH FLOWS FROM INVESTING ACTIVITIES
         Noncompete payments                                $         -    $  (300,000)
         Redemptions (purchases) of investment securities       193,450        302,889
         Purchases of plant and equipment                    (1,275,336)    (1,294,639)
                                                             ----------     ----------

NET CASH (USED) BY INVESTING ACTIVITIES                     $(1,081,886)   $(1,291,750)
                                                            -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES
         Payments on long-term debt                         $  (773,045)   $  (342,203)
         Dividends paid                                     $  (284,257)   $  (242,117)
                                                            -----------    -----------

NET CASH (USED) BY FINANCING ACTIVITIES                     $(1,057,302)   $  (584,320)
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                             $   263,819    $(1,178,316)
                                                            ===========    ===========

CASH & CASH EQUIVALENTS
         July 1                                             $   304,739    $ 2,192,946
         March 31                                           $   568,558    $ 1,014,630
                                                            -----------    -----------

NET INCREASE (DECREASE) IN CASH                             $   263,819    $(1,178,316)
                                                            ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
         Cash paid during the period for:
            Interest (Net of amount capitalized)            $    71,463    $    66,520
            Income taxes                                    $   498,451    $   389,036




                                      (4)

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

                  The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at March 31, 1997 are not material to the accompanying consolidated financial statements and are not reported therein.


                                       (5)

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

                  Consolidated net income for the third quarter of $66,720 is down (22.42%) from the net income of $86,000 for the corresponding quarter last year. The decrease in consolidated net income results primarily from the $85,281 decrease in net income of Bryan Steam Corporation (the Parent) for the quarter, as compared to the corresponding quarter of the prior fiscal year. The Parent's decrease in net income results primarily from an expected increase in selling, general and administrative expenses.

                  Consolidated sales for the quarter increased 15.65% from the corresponding quarter last year, and increased 14.68% over the same year to date period last year. Cost of goods sold increased a corresponding 17.91% from the same quarter a year ago, and increased 15.16% over last year for the year to date. The $743,233 increase in consolidated sales for the quarter results from two causes. Monticello Exchanger and Manufacturing Company, an indirect subsidiary, formed in March of 1996, contributed $495,912 to total consolidated sales for the quarter, and the Parent's sales for the quarter increased $393,403 over the corresponding quarter last year. This increase results from the Parent having shipped more large boilers during the current quarter than during both the same quarter a year ago, and the same nine-month period last year. Consolidated selling, general and administrative expenses increased 12.40% from the corresponding quarter a year ago, and 15.57% for the year to date, primarily from the addition of the Subsidiary's selling, general and administrative expenses.

                  The  consolidated  working  capital ratio at March 31, 1997 of
                  6.07 to 1, is up from 4.61 to 1 at year-end, and down from the
                  8.71 to 1 ratio of a year ago. Consolidated cash and equivalents are up $263,819 (86.57%) from year-end, and down $446,072 (43.96%) from the same quarter a year ago. Consolidated investment securities decreased $193,450 (11.97%) from year-end, and decreased $202,411 (12.45%) from the same quarter a year ago. Accounts receivable are down (16.65%) from year-end, and up (25.18%) from the same quarter a year ago, as a result of having shipped more large boiler units than during the same period last year.

                                       (6)

          Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


                  Inventory dropped $437,909 (10.42%) from year-end as more work-in-progress was brought to finished, saleable condition, and decreased slightly (4.58%) from a year ago.

                  Consolidated trade accounts payable decreased $229,805 (41.55%) to a historically customary level from year-end, but increased $225,465 from a year ago, as a result of increased materials purchases. Consolidated accrued commissions decreased (5.05%) from year-end as a result of expected collections of accounts receivable.

                  Production continues at near capacity. The consolidated backlog of orders at March 31, 1997, was $5,356,414, up (5.38%) from year-end. The plants are operating first shifts totaling 147 production employees on a 40 hour work week. Twenty-two workers are on layoff. . The Company has $1,000,000 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

                  Planned capital expenditures this year of up to $1,250,000 (of which approximately $1,100,000 has been utilized), primarily for a building addition at the Parent's plant, will continue to be funded internally.



                                       (7)

                           PART II. OTHER INFORMATION


Item 6.           Exhibits and Reports on Form 8-K.


                  (a)  The following exhibit is filed as a part of this report:

                              (27) Financial Data Schedule (nine months ended March 31, 1997)

                  (b) No reports on Form 8-K were filed during the quarter ended March 31, 1997.



                                   SIGNATURES


                  Pursuant  to  the   requirements  of  the  Exchange  Act,  the
                  registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     BRYAN STEAM CORPORATION


                                     By    /s/H. Jesse McVay
                                           -----------------------------
                                           H. Jesse McVay, President

                                     Date: May 20, 1997
                                           ---------------------------


                                     By:   /s/Kurt Krauskopf
                                           ----------------------------
                                           Kurt Krauskopf, Secretary

                                     Date: May 20, 1997
                                           --------------------------



                                       (8)