Form 10KSB
period 1997-06-30
BRYAN STEAM CORP
filed 1997-09-23
CIK 14971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1997

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

         The issuer's revenues for its most recent fiscal year.  $26,233,000.

     The aggregate market value of the 91,042 shares of the registrant's common stock held by non-affiliates on September 15, 1997 (based on average of bid and asked prices, not actual transactions) was $4,665,902.50.

     There were 191,284 shares of the registrant's Common Stock outstanding on September 15, 1997.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the Part of this report indicated:

     1.   Annual   Report  to   Shareholders   for  year  ended  June  30,  1997
          (incorporated into Part II).

     2. Proxy Statement for Annual Meeting to be held October 2, 1997 (incorporated into Part III).

                                     PART I

Item 1.  Business

         Bryan Steam Corporation ("Bryan" and, together with its direct and indirect wholly-owned subsidiaries, the "Company") has only one industry segment. All of the revenue, operating profit or loss, and identifiable assets of the Company are attributable to that industry segment. See the Financial Statements filed under Item 7 in Part II of this Report.

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

         Sales of Bryan's boilers are made through approximately 70 independent manufacturers' representatives located throughout the United States and Canada. Bryan sold boilers to approximately 500 different purchasers during its fiscal year ended June 30, 1997. No single customer accounts for any material part of Bryan's sales. Sales of Wendland's tanks are made through approximately 45 independent manufacturer's representatives located throughout the United States. Wendland sold tanks to approximately 400 different purchasers during its fiscal year ended June 30, 1997. No single customer accounts for any material part of Wendland's sales. Sales of MEMCO's heat exchangers are made through 6 independent representatives. MEMCO sold products to 8 customers during its fiscal year ended June 30, 1997.

         The dollar amount of Bryan's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1997, was approximately $5,484,214. Bryan's backlog at the close of its preceding fiscal year ended June 30, 1996, was approximately $6,507,000. Wendland's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1997, was approximately $251,810. MEMCO's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1997, was approximately $206,968.

         Bryan's Canadian sales amounted to approximately $555,239 during its fiscal year ended June 30, 1997. Canadian sales were approximately $472,300 and $676,496 for its fiscal years ended June 30, 1996 and 1995, respectively. Its other foreign sales were not material. Foreign sales by Wendland and MEMCO during the year ended June 30, 1997 were not material.

         The Company operates in a highly competitive industry. Bryan is one of the smaller boiler manufacturers, but holds a relatively significant share of its market. Wendland holds a relatively insignificant share of its market. Because MEMCO represents the start-up of a previously discontinued business, MEMCO had not developed a core customer base as of June 30, 1997 and remains one of the smallest manufacturers of heat exchangers in the industry.

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

         The Company's expenditures for research and development of new products and improvement of existing products during its fiscal years ended June 30, 1997, and June 30, 1996, were approximately $141,923 and $92,063, respectively, all of which were incurred by Bryan. Bryan employs 4 persons on a full-time basis for such activities. Neither Wendland nor MEMCO employ any full-time employees solely for research and development purposes.

         The Company has no patents, trademarks, licenses, franchises or concessions that are material to its business.

         Bryan employs approximately 210 persons full time. Its production employees are represented by Local 357 of the International Brotherhood of Boilermakers. Wendland employs approximately 32 employees full time, and none are represented by a union. MEMCO employs approximately 18 employees full time, and none are represented by a union.

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

Item 4.  Submission of Matters to a Vote of Securities Holders.

         There were no items submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1997.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         Information respecting the market for the Company's shares of Common Stock and related matters appears on page 7 of the Company's Annual Report to Shareholders for the year ended June 30, 1997, and is incorporated herein by this reference.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         The Management's Discussion and Analysis of Financial Condition and Results of Operations which appears on pages 4 and 5 of the Company's Annual Report to Shareholders for the year ended June 30, 1997 is incorporated herein by this reference.

Item 7.  Financial Statements.

         The Company's audited financial statements and notes thereto which appear on pages 9 through 19 of the Company's Annual Report to Shareholders for the year ended June 30, 1997 is incorporated herein by this reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act.

         The information about the Company's Directors who are also Executive Officers required by Items 401 and 405 of Regulation S-B, which appears in the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held October 2, 1997, is incorporated herein by this reference. Additional information respecting certain of the Registrant's Executive Officers who are not also Directors is set forth below.

Name, Principal Occu-            Shares          Percentage of
pation, and Prior             Beneficially     Outstanding Shares
Business Experience              Owned         Beneficially Owned       Age
-------------------------     ------------     -------------------      ----
Kurt Krauskopf,                  25 (1)        Less than 1 percent       43
 Secretary of the Company
 since January, 1991;
 Treasurer of the Company
 between October, 1988
 and December, 1992.

Paul D. Donaldson,                 0                    0                34
 Treasurer of the Company
 since December, 1992;
 prior thereto Credit
 Manager of the Company
 since March 1, 1989;
 Loan Officer, Grissom
 Federal Credit Union,
 Grissom Air Force Base,
 since prior to October,
 1988.
 -------------

(1)  Held by Mr. Krauskopf's spouse.

Item 10.        Executive Compensation.

         The information about the Company's executive compensation and transactions which appears on page 4 of the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held October 2, 1997 is incorporated herein by this reference.

Item 11.        Security Ownership of Certain Beneficial Owners and  Management.

         Information concerning the number and percentage of shares of Common Stock owned beneficially on August 29, 1997 by 5% beneficial shareholders, owned individually by each director, and owned collectively by all directors and officers of the Company, which information appears on page 2 of the Company's Proxy Statement delivered in connection with its Annual Meeting of Shareholders to be held on October 2, 1997, is incorporated herein by this reference. The Company knows of no arrangements which may result in a change in control of the Company.

Item 12.        Certain Relationships and Related Transactions.

         The Company paid approximately $613,253 in fiscal year 1997 to cover premiums for various property and casualty insurance policies on which an insurance agency owned by G. N. Summers, a Director of Bryan, received commission. There are no other reportable relationships or related transactions between the Company and its Directors, Executive Officers, 5% beneficial shareholders, or immediate family members of the foregoing persons.

                                     PART IV

Item 13.        Exhibits and Reports on  Form 8-K.

        (a)     The following exhibits are filed as a part of this report:

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

                13. The Company's Annual Report to Shareholders for the year ended June 30, 1997.

                21. The Registrant has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Wendland Manufacturing Corp. ("Wendland"). Wendland has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Monticello Exchanger and Manufacturing Co.

                27.      Financial Data Schedule.

        (b) No reports on Form 8-K were filed during the fourth quarter of fiscal 1997.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature                                Title                   Date

(1) Principal Executive Officer                            )
                                                           )
/s/ Albert J. Bishop                     Chief Executive   )
-------------------------------------    Officer           )
Albert J. Bishop                                           )
                                                           )
                                                           )
(2)  Principal Financial Officer                           )
                                                           )
/s/ Kurt J. Krauskopf                    Controller        )
-------------------------------------                      )
Kurt J. Krauskopf                                          )
                                                           )
                                                           )
(3)  A majority of the                                     )
     Board of Directors                                    ) September 19, 1997
                                                           )
/s/ Harold V. Koch                       Director          )
-------------------------------------                      )
Harold V. Koch                                             )
                                                           )
/s/ Albert J. Bishop                     Director          )
-------------------------------------                      )
Albert J. Bishop                                           )
                                                           )
                                         Director          )
-------------------------------------                      )
Bryan D. Herd                                              )
                                                           )
/s/ H. Jesse McVay                       Director          )
-------------------------------------                      )
H. Jesse McVay                                             )
                                                           )
/s/ G.N. Summers                         Director          )
-------------------------------------                      )
G.N. Summers                                               )
                                                           )
                                         Director          )
-------------------------------------                      )
Jack B. Jackson                                            )
                                                           )
                                         Director          )
-------------------------------------                      )
James R. Lockhart, Jr.                                     )