Form 10QSB
period 1997-09-30
BRYAN STEAM CORP
filed 1997-11-14
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

____X______       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended September 30, 1997.



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

                Yes ____X______          No __________

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             COMMON STOCK                       191,284
           (Title of class)          (Number of shares outstanding
                                          November 11, 1997)

                          PART. I FINANCIAL INFORMATION


Item 1.          Financial Statements


                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT


                                                        Unaudited         Unaudited
                                                                 For the
                                                            Three Months Ended
                                                        9/30/9            9/30/96
                                                     (Current Year)   (Preceding Year)
                                                     ---------------------------------
Gross sales less
      discounts, returns
      and allowances                                   $7,283,485        $6,713,222
                                                       ----------        ----------
Cost and expenses --

Cost of goods sold                                     $4,753,514        $4,359,934
Selling, general and
      administrative expenses                           1,426,953         1,494,840
                                                       ----------        ----------
Total cost and expenses                                $6,180,467        $5,854,774
                                                       ----------        ----------
Operating income                                       $1,103,018        $  858,448
                                                       ----------        ----------
Other income and (expense)
      Interest income                                  $    9,380        $   16,578
      Freight income                                       44,077            24,880
      Interest expense                                     (1,606)          (37,613)
                                                       ----------        ----------
Total other income and (expense)                       $   51,851        $    3,845
                                                       ----------        ----------
Income (or loss) before
      taxes on income and
      extraordinary items                              $1,154,869        $  862,293

Provisions for taxes
      on income                                           483,293           316,334
                                                       ----------        ----------
Net income (or loss)                                   $  671,576        $  545,959
                                                       ==========        ==========
Earnings per share*                                    $     3.51        $     2.85
                                                       ==========        ==========
Dividends per share                                    $     2.00        $     1.50
                                                       ==========        ==========



* Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET


                                                              Unaudited         Unaudited
                                                             September 30        30-Jun
                                                                1997               1997
                                                             -----------        -----------
ASSETS
CURRENT ASSETS
      Cash and cash equivalents                              $   616,983        $   368,879
      Investment securities                                    1,317,750          1,466,686
      Accounts receivable (net)                                5,071,527          4,814,745
      Due from employees                                          18,368                 --
      Prepaid expenses                                           381,804            282,644
      Prepaid income taxes                                            --             27,528
      Inventory                                                4,309,921          4,479,203
                                                             -----------        -----------
            TOTAL CURRENT ASSETS                             $11,716,353        $11,439,685
                                                             -----------        -----------

FIXED ASSETS
      Land, buildings, equipment                             $ 8,990,303        $ 8,976,634
      Accumulated depreciation                                 3,494,094          3,400,512
                                                             -----------        -----------
            TOTAL FIXED ASSETS                               $ 5,496,209        $ 5,576,122
                                                             -----------        -----------
OTHER ASSETS
      Noncompete agreement (net of amortization)             $   165,000        $   180,000
      Other amortizable assets (net of amortization)              20,453             21,791
      Deposits                                                     5,171              5,171
                                                             -----------        -----------
            TOTAL OTHER ASSETS                               $   190,624        $   206,962
                                                             -----------        -----------
TOTAL ASSETS                                                 $17,403,186        $17,222,769
                                                             ===========        ===========

LIABILITIES AND NET WORTH

CURRENT LIABILITIES
      Accounts payable - trade                               $   264,123        $   851,512
      Capital lease obligations                                   48,802              8,632
      Line of credit - Norwest Bank                               45,400             45,400
      Accrued commissions                                      1,033,830            807,617
      Accrued property taxes                                     281,737            254,251
      Accrued taxes & other expenses                             162,221            365,624
      Accrued federal income tax                                 365,416                 --
      Accrued state income tax                                    84,837              4,837
      Current portion of long-term debt                            1,855             24,300
      Deferred federal income tax                                 70,071             70,071
      Deferred state income tax                                   16,085             16,085
                                                             -----------        -----------
            TOTAL CURRENT LIABILITIES                        $ 2,374,377        $ 2,448,329
                                                             -----------        -----------
LONG-TERM LIABILITIES
      Capital lease obligations                              $    45,272        $    45,272
      Long-term debt                                               8,187             44,968
      Deferred federal income tax                                229,926            229,926
      Deferred state income tax                                   50,609             50,609
      Dividends payable                                           13,922             11,834
                                                             -----------        -----------
            TOTAL LONG-TERM LIABILITIES                      $   347,916        $   382,609
                                                             -----------        -----------
TOTAL LIABILITIES                                            $ 2,722,293        $ 2,830,938
                                                             -----------        -----------
NET WORTH
      Capital stock                                          $   810,272        $   810,272
      Treasury stock, at cost                                    (28,727)           (28,727)
      Retained earnings                                       13,899,348         13,610,286
                                                             -----------        -----------
            TOTAL NET WORTH                                  $14,680,893        $14,391,831
                                                             -----------        -----------
TOTAL LIABILITIES AND NET WORTH                              $17,403,186        $17,222,769
                                                             ===========        ===========

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                CONSOLIDATED COMPARATIVE STATEMENT OF CASH FLOWS

                                                                 Unaudited         Unaudited
                                                                July 01, 1997     July 01, 1996
                                                                     to                to
                                                                Sept. 30, 1997    Sept. 30, 1996
                                                                --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                                   $ 671,576        $ 545,959
      Non-cash items included in net income
            Amortization                                              16,338           15,887
            Depreciation                                              93,582          113,597
            Changes in:
                 Inventory                                           169,282          (54,943)
                 Accounts receivable                                (275,150)         111,977
                 Prepaid expenses                                    (99,160)         (28,026)
                 Prepaid income taxes                                     --           44,350
                 Accounts payable                                   (587,389)        (288,888)
                 Accrued liabilities                                  50,296          135,042
                 Federal income taxes payable                        392,944          225,295
                 State income taxes payable                           80,000           39,389
                                                                   ---------        ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                          $ 512,319        $ 859,639
                                                                   ---------        ---------
CASH FLOW FROM INVESTING ACTIVITIES
      Deposits with utilities                                      $      --        $   1,581
      Noncompetition payments                                             --               --
      Purchases of plant and equipment                               (13,669)        (179,076)
      Redemptions of investment securities                           148,936          197,298
                                                                   ---------        ---------
NET CASH (USED) BY INVESTING ACTIVITIES                            $ 135,267        $  19,803
                                                                   ---------        ---------
CASH FLOWS FROM FINANCING ACTIVITIES
      New short-term borrowings                                    $      --        $  17,000
      Payments on short-term debt                                         --           (1,636)
      Payments on long-term debt                                     (19,056)        (379,153)
      Dividends paid                                                (380,426)        (284,257)
                                                                   ---------        ---------
NET CASH (USED) BY FINANCING ACTIVITIES                            $(399,482)       $(648,046)
                                                                   ---------        ---------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                      $ 248,104        $ 231,396
                                                                   =========        =========

CASH & CASH EQUIVALENTS
      July 01,                                                     $ 368,879        $ 304,739
      September 30,                                                  616,983          536,135
                                                                   ---------        ---------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS                      $ 248,104        $ 231,396
                                                                   =========        =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest (Net of amount capitalized)                   $   1,606        $  37,613

            Income taxes                                           $  10,349        $   7,300

Item 1.           FINANCIAL STATEMENTS (CONTINUED)

                  The unaudited interim consolidated financial statements to which this management's discussion and analysis is attached reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented. All such adjustments are of a normal, recurring nature.

                  The accompanying consolidated financial statements include the accounts of Bryan Steam Corporation and of its wholly-owned subsidiary (collectively, the "Company"). Intercompany transactions and balances have been eliminated in consolidation.

                  Pension benefits are based on taxable earnings and years of service. The Company's policy is to fund at least the minimum amounts required by Federal law and regulation.

                  The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at September 30, 1997 are not material to the accompanying consolidated financial statements and are not reported therein.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                  Net income for the first quarter of $671,576 is up (23.01%) from the net income of $545,959 for the corresponding quarter last year. The increase in net income results from the $152,986 increase in the net income of Bryan Steam Corporation ("Bryan"). Bryan's increase in net income results from improved sales and decreases in interest and pension expense.

                  Sales for the quarter increased 8.49% from the corresponding quarter last year, and cost of goods sold increased a corresponding 9.03% from the same quarter a year ago. The $570,263 increase in sales for the quarter resulted despite the fact that Monticello Exchange & Manufacturing Co. ("M.E.M.C.O.") contributed $20,874 less to the consolidated sales this quarter than during the corresponding quarter last year. Bryan and Wendland Manufacturing Company ("Wendland") contributed $499,577 and $91,560, respectively, more this quarter to total consolidated sales than during the corresponding quarter last year. This increase results from Bryan having shipped more boilers during the current quarter than during the same quarter a year ago. Selling, general and administrative expenses decreased 4.54% from the corresponding quarter a year ago. Bryan, Wendland and M.E.M.C.O. reduced selling, general and administrative expenses $49,693 (4.02%), $14,746 (9.24%) and $3,448 (3.53%), respectively, from the corresponding quarter last year.

The Company's working capital ratio at September 30, 1997 of 4.93 to 1, is up from 4.67 to 1 at year-end, and is down slightly from the 4.96 ratio of a year ago. Consolidated cash and equivalents are up $248,104 (67.26%) from year-end, and up $80,848 (15.08%) from the same quarter a year ago. Investment securities decreased $148,936 (10.15%) from year-end, and decreased $101,486 (7.15%) from the same quarter a year ago. Accounts receivable are up $256,782 (5.33%) from year-end, and up (8.33%) over the same quarter a year ago, as a result of the increased sales. The Company's inventory decreased $169,282 (3.78%) from year-end as the result of lower stocks of finished goods and work-in-process on hand and increased $52,968 (0.12%) over the same quarter a year ago, as the Company finished more stock boilers to be available for quick shipment to customers. Trade accounts payable decreased $587,389 (68.98%) to a historically customary level from year-end. Accrued commissions increased $226,213 (28.01%) from year-end as a result of an increase in sales, and are up (25.14%) from the same quarter a year ago, as a result of having shipped more units through manufacturers' representatives, who charge Bryan a commission. Accrued income taxes increased $445,416 from year-end as a result of greater net income, and are up $185,569 (70.11%) from the same quarter last year, because of increased tax liabilities for the prior year and the increased tax due on the greater net income of the current period.

Production continues at near capacity. Bryan's backlog of orders at September 30, 1997, was $5,010,909, down (8.63%) from year-end, and down (5.23%) from a year ago. The plant is operating a first shift of 146 employees and a second shift of 32 employees. Both shifts operate on a 43 hour work week. Wendland's backlog at September 30, 1997 was normal for this time of year. The plant is operating with 27 employees on a 40 hour work week. M.E.M.C.O.'s backlog at September 30, 1997 was $206,354. M.E.M.C.O. is currently operating with 10 employees on a 36 hour work week.

The Company has $1,000,000 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

Planned capital expenditures this year of up to $450,000 (of which approximately $73,000 has been utilized), primarily for manufacturing equipment, will continue to be funded internally.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.


                                       BRYAN STEAM CORPORATION



                                       By:   /s/ H. Jesse McVay
                                             --------------------------------
                                             H. Jesse McVay, President

                                       Date: November 13, 1997


                                       By:   /s/ Kurt Krauskopf
                                             --------------------------------
                                             Kurt Krauskopf, Secretary

                                       Date: November 13, 1997