Form 10QSB
period 1997-12-31
BRYAN STEAM CORP
filed 1998-02-17
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


(Mark One)

____X______       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For Quarterly Period Ended December 31, 1997.



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

           Yes ____X______                   No __________

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           COMMON STOCK                                191,284
         (Title of class)                    (Number of shares outstanding
                                                   February 5, 1998)

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
                                       31-Dec-97         31-Dec-96         31-Dec-97         31-Dec-96
                                       (Current           (Prior           (Current            (Prior
                                         Year)             Year)             Year)              Year)
                                      ------------------------------     -------------------------------
Gross sales less
      discounts, returns
      and allowances                  $ 14,574,659      $ 13,910,753      $  7,291,174      $  7,197,531
                                      ------------      ------------      ------------      ------------

Cost and expenses --

Cost of goods sold                    $  9,644,806      $  9,031,931      $  4,891,292      $  4,671,997
Selling, general and
      administrative expenses            3,153,847         3,222,524         1,726,894         1,727,684

Total cost and expenses               $ 12,798,653      $ 12,254,455      $  6,618,186      $  6,399,681

Operating income                      $  1,776,006      $  1,656,298      $    672,988      $    797,850

Other income and (expenses)
      Interest income                 $     34,231      $     38,608      $     24,851      $     22,030
      Freight income                        48,812            47,523             4,735            22,643
      Interest expense                     (11,641)          (51,189)          (10,035)          (13,576)
                                      ------------      ------------      ------------      ------------
Total other income and (expenses)     $     71,402      $     34,942      $     19,551      $     31,097
                                      ------------      ------------      ------------      ------------
Income (or Loss) before
      taxes on income and
      extraordinary items             $  1,847,408      $  1,691,240      $    692,539      $    828,947
                                      ------------      ------------      ------------      ------------
Provision for taxes
      on income                            770,400           660,858           287,107           344,524
                                      ------------      ------------      ------------      ------------

Net income (or loss)                  $  1,077,008      $  1,030,382      $    405,432      $    484,423
                                      ============      ============      ============      ============

Earnings per share*                   $       5.63      $       5.39      $       2.12      $       2.53
                                      ============      ============      ============      ============

Dividends per share                   $       2.00      $       1.50      $       2.00      $       1.50
                                      ============      ============      ============      ============

* Based on 191,284 shares of Common Stock issued and outstanding throughout the periods involved.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET



                                                           Unaudited         Unaudited
ASSETS                                                    December 31,        June 30,
                                                              1997             1997
                                                         ------------      ------------
CURRENT ASSETS
      Cash and cash equivalents                          $    590,500      $    368,879
      Investment securities                                 1,330,331         1,466,686
      Accounts receivable (net)                             5,128,759         4,814,745
      Prepaid expenses                                        390,544           282,644
      Prepaid income taxes                                         --            27,528
      Inventory                                             4,453,598         4,479,203
                                                         ------------      ------------
            TOTAL CURRENT ASSETS                         $ 11,893,732      $ 11,439,685
                                                         ------------      ------------

FIXED ASSETS
      Land, buildings, equipment                         $  9,171,595      $  8,976,634
      Less:  Accumulated depreciation                       3,624,795         3,400,512
                                                         ------------      ------------
            TOTAL FIXED ASSETS                           $  5,546,800      $  5,576,122
                                                         ------------      ------------

OTHER ASSETS
      Noncompete agreement (Net of amortization)         $    140,726      $    180,000
      Other amortizable assets (Net of amortization)           19,701            21,791
      Deposits                                                  5,171             5,171
                                                         ------------      ------------
            TOTAL OTHER ASSETS                           $    165,598      $    206,962
                                                         ------------      ------------

TOTAL ASSETS                                             $ 17,606,130      $ 17,222,769
                                                         ============      ============

LIABILITIES AND NET WORTH

CURRENT LIABILITIES
      Accounts payable - trade                           $    302,407      $    851,512
      Capital lease obligations                                44,710             8,632
      Loans payable - Line of Credit - Norwest Bank            45,400            45,400
      Accrued commissions                                   1,236,579           807,617
      Accrued property taxes                                  238,526           254,251
      Accrued federal income tax                               56,106                --
      Accrued state income tax                                  4,837             4,837
      Accrued taxes & other expenses                          155,913           365,624
      Current portion of long-term debt                         1,257            24,300
      Deferred federal income tax                              70,071            70,071
      Deferred state income tax                                16,085            16,085
                                                         ------------      ------------
            TOTAL CURRENT LIABILITIES                    $  2,171,891      $  2,448,329
                                                         ------------      ------------

LONG-TERM LIABILITIES
      Long-term debt                                     $     45,272      $     45,272
      Capital lease obligations                                 8,187            44,968
      Deferred federal income tax                             229,926           229,926
      Deferred state income tax                                50,609            50,609
      Dividends payable                                        13,922            11,834
                                                         ------------      ------------
            TOTAL LONG-TERM LIABILITIES                  $    347,916      $    382,609
                                                         ------------      ------------

TOTAL LIABILITIES                                        $  2,519,807      $  2,830,938
                                                         ------------      ------------

NET WORTH
      Capital stock                                      $    810,272      $    810,272
      Treasury stock, at cost                                 (28,727)          (28,727)
      Retained earnings                                    14,304,778        13,610,286
                                                         ------------      ------------
            TOTAL NET WORTH                              $ 15,086,323      $ 14,391,831
                                                         ------------      ------------

TOTAL LIABILITIES AND NET WORTH                          $ 17,606,130      $ 17,222,769
                                                         ============      ============

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS

                                                       Unaudited        Unaudited
                                                      Jul 01, 1997     Jul 01, 1996
                                                           to               to
                                                      Dec 31, 1997     Dec 31, 1996
                                                      ------------     ------------

CASH FLOWS FROM OPERATING ACTIVITIES
      Net income                                       $ 1,077,008      $ 1,030,382
      Non-cash items included in net income
            Amortization                                    41,364           26,801
            Depreciation                                   224,283          228,938
            Changes in:
                 Inventory                                  25,605          371,788
                 Accounts receivable                      (314,014)         389,567
                 Prepaid expenses                         (107,900)        (160,485)
                 Prepaid income taxes                       27,528           76,942
                 Accounts payable                         (549,105)        (211,413)
                 Commissions payable                       428,962          403,318
                 Accrued county property taxes             (15,725)          13,072
                 Accrued taxes & other expenses           (209,711)        (133,073)
                 Federal income taxes payable               56,106               --
                                                       -----------      -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES              $   684,401      $ 2,035,837
                                                       -----------      -----------

CASH FLOW FROM INVESTING ACTIVITIES
      Purchases of plant and equipment                 $  (194,961)     $  (695,964)
      Redemptions of investment securities                 136,355          291,087
                                                       -----------      -----------
NET CASH (USED) BY INVESTING ACTIVITIES                $   (58,606)     $  (404,877)
                                                       -----------      -----------

CASH FLOWS FROM FINANCING ACTIVITIES
      Payments on long-term debt                       $   (23,746)     $  (633,598)
      Dividends paid                                      (380,428)        (284,257)
                                                       -----------      -----------
NET CASH (USED) BY FINANCING ACTIVITIES                $  (404,174)     $  (917,855)
                                                       -----------      -----------

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS          $   221,621      $   713,105

CASH & CASH EQUIVALENTS
      July 01,                                         $   368,879      $   304,739
      December 31,                                         590,500        1,017,844
                                                       -----------      -----------
NET INCREASE (DECREASE) IN CASH & EQUIVALENTS          $   221,621      $   713,105
                                                       ===========      ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
      Cash paid during the period for:
            Interest (Net of amount capitalized)       $    11,641      $    51,189

            Income taxes                               $   661,603      $   498,346

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

                  The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at December 31, 1997 are not material to the accompanying consolidated financial statements and are not reported therein.


                                                               (5)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

                  Consolidated net income for the second quarter of $405,432 is down (16.30%) from the net income of $484,423 for the corresponding quarter last year. The decrease in consolidated net income results from the $132,880 decrease in net income of Bryan Steam Corporation (the Parent) and the $14,737 decrease in the net income of M.E.M.C.O. These decreases more than offset the $68,626 increase in the net income of Wendland Mfg. Co. for the quarter as compared to the corresponding quarter of the prior fiscal year. The Parent's decrease in net income results from an increase in labor costs which increased cost of goods sold.

                  Consolidated sales for the quarter increased 1.30% from the corresponding quarter last year, and increased 4.77% over the same year to date period last year. Cost of goods sold increased a corresponding 4.69% from the same quarter a year ago, and increased 6.79% over last year for the year to date. The $93,643 increase in consolidated sales for the quarter results primarily from the Parent's sales for the quarter having increased $148,666 over the corresponding quarter last year. This increase results from the Parent having shipped more units during the current quarter than during the same quarter a year ago. Consolidated selling, general and administrative expenses decreased .04% from the corresponding quarter a year ago, and 2.13% for the year to date, primarily from the efforts of all companies to control selling, general and administrative expenses.

                  The consolidated working capital ratio at December 31, 1997 of
                  5.47 to 1 is up from  4.67 to 1 at  year-end,  and up from the
                  5.26 ratio of a year ago. Consolidated cash and equivalents are up $221,621 (60.01%) from year-end, and down $427,344
                  (41.99%) from the same quarter a year ago as a result of collections from higher sales and an increase in more liquid investments. Consolidated investment securities decreased $136,355 (9.30%) from year-end, and increased $4,864 (.37%)
                  from the same quarter a year ago. Accounts receivable are up (6.52%) from year-end, and up (14.13%) from the same quarter a year ago, as a result of having increased sales during the current period as compared to the same period last year.

                                                               (6)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


                  Inventory dropped $25,605 (.57%) from year-end. Inventory increased $623,376 (16.28%) over the same quarter a year ago, as the company built up its inventory to meet increased demand.

                  Consolidated trade accounts payable decreased $549,105 (64.49%) to a historically customary level from year-end, and decreased $39,259 from a year ago. Consolidated accrued commissions increased $428,962 (53.11%) from year-end as a result of an increase in accounts receivable and somewhat slightly slower collections.

                  Production continues at near capacity. The consolidated backlog of orders at December 31, 1997, was steady at $4,404,928. The plants are operating first shifts totalling 176 employees and second shifts totalling 14 employees. Thirteen workers are on layoff from the first shift. . The Parent has $1,000,000 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

                  Planned capital expenditures this year of up to $450,000 (of which approximately $194,961 has been utilized) will continue to be funded internally.

                                                               (7)

                           PART II. OTHER INFORMATION

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  At the Annual Meeting of the Stockholders held October 3, 1997, the following votes were cast in respect of the nominees for director:

                                                    VOTES
                                 ----------------------------------------------
        Director                   For             Withheld         Abstentions
        --------                 -------           --------         -----------
    Harold V. Koch               153,439                 0               0
    Albert J. Bishop             153,439                 0               0
    H. Jesse McVay               153,439                 0               0
    G.N. Summers                 129,041            24,398               0
    Jack B. Jackson              153,438                 1               0
    James B. Lockhart, Jr.       153,316               123               0
    Bryan D. Herd                153,439                 0               0


Item 5.           Other Information

     Certain significant shareholders of the Company have approached the board of directors to discuss potential opportunities to liquidate a portion or all of their interests in the Company. In response to these inquiries, the board is exploring alternatives available to the Company to facilitate such a liquidation opportunity.

Item 6.           Exhibits and reports on Form 8-K

                  (b) No reports on Form 8-K were filed during the quarter ended December 31, 1997.


                                                               (8)

                                   SIGNATURES

                  Pursuant  to  the   requirements  of  the  Exchange  Act,  the
                  Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    BRYAN STEAM CORPORATION



                                    By: /s/ H. Jesse McVay
                                        ------------------------------
                                        H. Jesse McVay, President

                                    Date:  February 16, 1998


                                    By: /s/ Kurt Krauskopf
                                        ------------------------------
                                        Kurt Krauskopf, Secretary

                                    Date:  February 16, 1998


                                       (9)