Form 10QSB
period 1998-03-31
BRYAN STEAM CORP
filed 1998-05-15
CIK 14971

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                                   FORM 10-QSB

(Mark One)


   X QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Quarterly Period Ended March 31, 1998.

                                       OR

-----    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _______ to ____________.


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

                        Yes   X                No _______


         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

     COMMON STOCK                                     191,284
   (Title of class)                        (Number of shares outstanding
                                                   May 5, 1998)

Transitional Small Business Disclosure Format (check one):  Yes       No   X
                                                               -----     -----

                          PART I. FINANCIAL INFORMATION

Item            Financial Statements
1.

                             BRYAN STEAM CORPORATION
                     CONDENSED CONSOLIDATED INCOME STATEMENT

                                         Unaudited            Unaudited      Unaudited            Unaudited
                                                    For the                            For the
                                               Nine months Ended:                 Fiscal Quarter Ended
                                         31-Mar-98          31-Mar-97         31-Mar-98           31-Mar-97
                                         (Current          (Preceding          (Current           (Preceding
                                           Year)             Year)              Year)               Year)
                                       ---------------------------------     --------------------------------
Gross sales less
    discounts, returns
    and allowances                     $ 20,145,396       $ 19,403,679       $  5,570,737       $  5,492,926
                                       ------------       ------------       ------------       ------------
Cost and expenses --

Cost of goods sold                     $ 13,499,953       $ 12,745,873       $  3,855,147       $  3,713,942
Selling, general and
    administrative expenses               4,796,937          4,949,672          1,643,090          1,727,148
                                       ------------       ------------       ------------       ------------
Total cost and expenses                $ 18,296,890       $ 17,695,545       $  5,498,237       $  5,441,090
                                       ------------       ------------       ------------       ------------
Operating income                       $  1,848,506       $  1,708,134       $     72,500       $     51,836
                                       ------------       ------------       ------------       ------------
Other income and (expense)
    Interest income                    $     72,925       $     68,498       $     38,694       $     29,890
    Freight income                           69,202             64,143             20,390             16,620
    Interest expense                        (16,698)           (71,463)            (5,057)           (20,274)
                                       ------------       ------------       ------------       ------------
Total other income and (expenses)      $    125,429       $     61,178       $     54,027       $     26,236
                                       ------------       ------------       ------------       ------------
Income (or loss) before
    taxes on income and
    extraordinary items                $  1,973,935       $  1,769,312       $    126,527       $     78,072

Provisions for taxes
    on income                               823,131            672,210             52,731             11,352
                                       ------------       ------------       ------------       ------------
Net income (or loss)                   $  1,150,804       $  1,097,102       $     73,796       $     66,720
                                       ============       ============       ============       ============


Earnings per share*                    $       6.02       $       5.74       $       0.39       $       0.35
                                       ============       ============       ============       ============

Dividends per share                    $       2.00       $       1.50       $       2.00       $       1.50
                                       ============       ============       ============       ============


*Based on 191,284 shares of Common Stock issued and outstanding throughout the period.

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                           CONSOLIDATED BALANCE SHEET

                                                 Unaudited          Unaudited
ASSETS                                           March 31,           June 30,
                                                   1998               1997
                                               ------------       ------------
CURRENT ASSETS
        Cash and cash equivalents              $    810,974       $    368,879
        Investment securities                     1,330,331          1,466,686
        Accounts receivable (net)                 4,138,696          4,814,745
        Prepaid expenses                            437,901            282,644
        Inventory                                 4,730,526          4,479,203
        Prepaid income taxes                             --             27,528
                                               ------------       ------------
            TOTAL CURRENT ASSETS               $ 11,448,428       $ 11,439,685
                                               ------------       ------------

FIXED
ASSETS
        Land, buildings, equipment             $  9,290,195       $  8,976,634
        Less:  Depreciation                       3,761,335          3,400,512
                                               ------------       ------------
        accumulated
            TOTAL FIXED ASSETS                 $  5,528,860       $  5,576,122
                                               ------------       ------------

OTHER
ASSETS
        Noncompete agreement
          (Net of amortization)                $    124,814       $    180,000
        Other amortizable assets (Net of             27,543             21,791
        amortization)
        Deposits                                      5,171              5,171
                                               ------------       ------------
            TOTAL OTHER ASSETS                 $    157,528       $    206,962
                                               ------------       ------------

TOTAL                                          $ 17,134,816       $ 17,222,769
                                               ============       ============
ASSETS

LIABILITIES AND NET WORTH

CURRENT
LIABILITIES
        Accounts payable - trade               $    284,162       $    851,512
        Capital lease obligations                    40,185              8,632
        Line of credit - Norwest Bank                54,900             45,400
        Accrued commissions                         694,566            807,617
        Accrued property taxes                      278,011            254,251
        Accrued income taxes                         48,779              4,837
        Accrued taxes & other expenses              137,185            365,624
        Current portion of long-term debt             2,837             24,300
        Deferred federal income tax                  70,071             70,071
        Deferred state income tax                    16,085             16,085
                                               ------------       ------------
            TOTAL CURRENT LIABILITIES          $  1,626,781       $  2,448,329
                                               ------------       ------------

LONG-TERM LIABILITIES
        Long-term debt                         $     45,272       $     45,272
        Capital lease obligations                     8,187             44,968
        Deferred federal income tax                 229,926            229,926
        Deferred state income tax                    50,609             50,609
        Dividends payable                            13,922             11,834
                                               ------------       ------------
            TOTAL LONG-TERM LIABILITIES        $    347,916       $    382,609
                                               ------------       ------------

TOTAL LIABILITIES                              $  1,974,697       $  2,830,938
                                               ------------       ------------

NET WORTH
        Capital stock                          $    810,272       $    810,272
        Treasury stock, at cost                     (28,727)           (28,727)
        Retained earnings                        14,378,574         13,610,286
                                               ------------       ------------
            TOTAL NET WORTH                    $ 15,160,119       $ 14,391,831
                                               ------------       ------------

TOTAL LIABILITIES AND NET WORTH                $ 17,134,816       $ 17,222,769
                                               ============       ============

                             BRYAN STEAM CORPORATION
                                  PERU, INDIANA
                COMPARATIVE CONSOLIDATED STATEMENT OF CASH FLOWS

                                                        Unaudited           Unaudited
                                                       July 1, 1996        July 1, 1996
                                                            to                  to
                                                      Mar. 31, 1997       Mar. 31, 1997
                                                      -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
        Net income                                      $ 1,150,804       $ 1,097,102
        Non-cash items included in net income
            Amortization                                     49,434            44,658
            Depreciation                                    360,823           346,129
            Changes in:
                Inventory                                  (251,323)          437,909
                Accounts receivable                         676,049           798,227
                Prepaid expenses                           (155,257)         (184,975)
                Prepaid income taxes                         27,528            66,835
                Accounts payable                           (567,350)         (229,805)
                Commissions payable                        (113,051)           31,424
                Accrued county property tax                  23,760            90,165
                Accrued taxes & expenses                   (228,439)          (94,662)
                Accrued income taxes                         43,942                --
                                                        -----------       -----------

NET CASH PROVIDED BY OPERATING ACTIVITIES               $ 1,016,920       $ 2,403,007
                                                        -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Redemptions (purchases) of investment           $   136,355       $   193,450
        securities
        Purchases of plant and equipment                   (313,561)       (1,275,336)
                                                        -----------       -----------

NET CASH (USED) BY INVESTING ACTIVITIES                 $  (177,206)      $(1,081,886)
                                                        -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES
        Payments on long-term debt                      $   (17,191)      $  (773,045)
        Dividends paid                                  $  (380,428)      $  (284,257)
                                                        -----------       -----------
NET CASH (USED) BY FINANCING ACTIVITIES                 $  (397,619)      $(1,057,302)
                                                        -----------       -----------
NET INCREASE (DECREASE) IN CASH                         $   442,095       $   263,819
                                                        ===========       ===========

CASH & CASH EQUIVALENTS
        July 1                                          $   368,879       $   304,739
        March 31                                        $   810,974       $   568,558
                                                        -----------       -----------

NET INCREASE (DECREASE) IN CASH                         $   442,095       $   263,819
                                                        ===========       ===========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
        Cash paid during the period for:
            Interest (Net of amount capitalized)        $    16,698       $    71,463
            Income taxes                                $   751,661       $   498,451

Item 1.        CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

               The unaudited interim consolidated financial statements to which this management's discussion and analysis is attached reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. All such adjustments are of a normal, recurring nature.

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

               The Company's policy regarding investment securities is to classify them as current assets. None of the investment securities are considered to be available-for-sale or trading securities by the Company. Gross unrealized holding gains and losses on investment securities classified as held to maturity at March 31, 1998 are not material to the accompanying consolidated financial statements and are not reported therein.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS

               Consolidated net income for the third quarter of $73,796 is up (10.61%) from the net income of $66,720 for the corresponding quarter last year. The increase in consolidated net income results primarily from the $197,193 increase in net income of Bryan Steam Corporation (the Parent) for the quarter, as compared to the corresponding quarter of the prior fiscal year. This increase more than offsets the $173,739 decrease in net income of Monticello Exchanger and Manufacturing Company (M.E.M.C.O.), an indirect subsidiary of the Parent, for the quarter as to the corresponding quarter of the prior year. The Parent's increase in net income results from increased sales and improved margins, while M.E.M.C.O.'s decrease in net income was caused by decreased sales, lower margins and increased administrative costs.

               Consolidated sales for the quarter increased 1.42% from the corresponding quarter last year, and increased 3.82% over the same year to date period last year. Cost of goods sold increased a corresponding 3.80% from the same quarter a year ago, and increased 5.92% over last year for the year to date. Consolidated sales increased $77,811 from the corresponding quarter last year despite the fact that M.E.M.C.O. had a $174,087 decrease in sales for the quarter over the same quarter a year ago. The increase in consolidated sales was the result of a modest increase of $136,935 (3.12%) in Parent's sales and a $114,973 (18.86%)
               increase in the sales of Wendland Manufacturing Corp., (WMC), a subsidiary of the Parent, over the same quarter a year ago. While M.E.M.C.O.'s total sales for the quarter do reflect an increase in sales over both of the previous current fiscal quarters, it also highlights M.E.M.C.O.'s need to develop additional product lines to supplement fluctuations in orders for their main product (exchangers).

               The consolidated working capital ratio at March 31, 1998 of 7.04 to 1, is up from 4.68 to 1 at year-end, and up from the 6.08 to 1 ratio of a year ago. Consolidated cash and equivalents are up $442,095 (119.85%) from year-end, and up $242,416 (42.64%) from the same quarter a year ago. Consolidated investment securities decreased $136,335 (9.30%) from year-end, and decreased $92,773 (6.05%) from the same quarter a year ago. Accounts receivable are down (14.04%) from year-end, and up (3.59%) from the same quarter a year ago.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND CONSOLIDATED RESULTS OF OPERATIONS (CONTINUED)


               Inventory increased $251,323 (5.61%) from year-end as more work-in-progress was brought to finished, saleable condition, and increased (25.68%) from a year ago.

               Consolidated trade accounts payable decreased $567,350 (66.63%) to a historically customary level from year-end. Consolidated accrued commissions decreased (14.00%) from year-end as a result of expected collections of accounts receivable.

               Production continues at near capacity. The consolidated backlog of orders at March 31, 1998, was $6,276,417, up (14.45%) from year-end. As of the date of this Quarterly Report, the plants are operating first shifts totaling 160 production employees on a 40 hour work week. As of the date of this Quarterly Report, twenty-nine (29) workers are on layoff.

               As of the date of this Quarterly Report, the Company has $1,000,000 available on its $1,000,000 revolving line of credit and $500,000 available on its $500,000 operating line of credit.

               Planned capital expenditures this year of up to $450,000 (of which approximately $320,000 has been utilized) will continue to be funded internally.

               The Company has recently entered into a new labor contract (the "Labor Contract"), which will take effect May 17, 1998. The Labor Contract has a three-year term and provides for hourly wage increases over the next three years of 5%, 3% and 3%, respectively. In addition, the Labor Contract provides that 5% of annual net after-tax profits will be paid to covered employees in fiscal year 1999, 2000 and 2001. The Labor Contract also provides for life and health insurance benefits.

                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.


               (a) The following exhibit is filed as a part of this report:

                              (27)           Financial   Data   Schedule   (nine
                                             months ended March 31, 1998)

               (b) No reports on Form 8-K were filed during the quarter ended March 31, 1998.



                                   SIGNATURES


               In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                BRYAN STEAM CORPORATION



                                                 By: /s/ H. Jesse McVay
                                                     ---------------------------
                                                     H. Jesse McVay, President

                                                     Date: May 15, 1998



                                                 By: /s/ Kurt Krauskopf
                                                     ---------------------------
                                                     Kurt Krauskopf, Secretary

                                                     Date: May 15, 1998




                                                               (8)