Form 10-K
period 1998-06-30
BRYAN STEAM CORP
filed 1998-09-28
CIK 14971

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended June 30, 1998

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

       (765) 473-6651 Registrant's telephone number, including area code:

         Securities registered pursuant to Section 12(b) of the Act:NONE

           Securities registered pursuant to Section 12(g) of the Act:

                             BRYAN STEAM CORPORATION
                     CAPITAL STOCK, PAR VALUE $10 PER SHARE

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes X     No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X].

         The aggregate market value of the 91,042 shares of the registrant's common stock held by non-affiliates on September 23, 1998 (based on the last price at which the common stock was sold on July 20, 1998) was $7,283,360.00.

         There were 191,284 shares of the registrant's common stock outstanding on September 23, 1998.

                       DOCUMENTS INCORPORATED BY REFERENCE

         The following documents are incorporated by reference into the Part of this report indicated: NONE.

                                     PART I

Item 1.  Business

         Bryan Steam Corporation ("Bryan" and, together with its direct and indirect wholly-owned subsidiaries, the "Company"), Burnham Corporation, a New York corporation ("Burnham") and Burnham Acquisition Corporation, a New Mexico corporation and a wholly-owned subsidiary of Burnham ("Purchaser") entered into an Agreement and Plan of Merger dated as of September 23, 1998 (the "Merger Agreement"), among the Company, Burnham and Purchaser. The Merger Agreement provides, among other things, for the making of an offer by Purchaser to purchase all outstanding shares of the Common Stock, par value $10.00 per share (the "Shares"), of the Company, at a purchase price of $152 per Share (the "Offer Price"), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in an Offer to Purchase and in the related Letter of Transmittal (which, together with any supplements or amendments thereto, collectively constitute the "Offer"). The Merger Agreement further provides that, following the completion of the Offer and subject to the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Burnham with the name "Bryan Steam Corporation". As a result of the Merger, each outstanding Share (other than Shares held by Burnham, Purchaser or any subsidiary of Burnham, Purchaser or the Company, Shares held in the treasury of the Company and Shares held by stockholders who have properly exercised their rights to fair value appraisal rights under the New Mexico Business Corporation Act) will be converted at the effective time of the Merger into the right to receive in cash the price per Share paid in the Offer without interest.

         The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn at the expiration of the Offer at least sixty-six and two-thirds percent (66-2/3%) plus one of the outstanding Shares on a fully diluted basis on the date of purchase. The Offer is also subject to certain other conditions.

         Bryan was incorporated under the laws of New Mexico in 1916. The Company has only one industry segment, the manufacture of boilers, tanks and heat exchangers. All of the revenue, operating profit or loss, and identifiable assets of the Company are attributable to that industry segment. See the Financial Statements filed under Item 8 in Part II of this Report.

         Bryan manufactures and sells oil, gas and electrically fired boilers, commercial water heaters and swimming pool heaters. Bryan also manufactures and sells a limited number of storage tanks and other equipment for use in connection with boilers. Wendland Manufacturing Corp., Bryan's wholly-owned subsidiary ("Wendland"), began manufacturing storage tanks effective July 3, 1995, upon the consummation of an asset purchase transaction pursuant to which Wendland purchased substantially all of the operating assets of a tank manufacturer in San Angelo, Texas (the "Wendland Transaction"). The assets purchased by Wendland in the Wendland Transaction totaled approximately $1.1 million, and the Wendland Transaction was funded primarily through a $1.0 million loan. On December 6, 1995, Wendland also acquired substantially all of the assets of a discontinued heat exchanger business in Monticello, Indiana for $215,000. Wendland operated these assets and the heat exchanger business as a division until March 15, 1996, at which time Wendland organized Monticello Exchanger and Manufacturing Co. ("MEMCO") as a wholly-owned subsidiary and transferred assets and liabilities relating to the heat exchanger business with a net value of approximately $450,000 in exchange for all of MEMCO's issued and outstanding capital stock. MEMCO has operated the heat exchanger business since March 15, 1996.

         Most boilers manufactured by Bryan are sold directly to contractors for installation in new apartment, commercial, industrial and institutional buildings. A limited number of boilers are sold for replacement purposes. Most tanks manufactured by Wendland are sold directly to contractors for installation in new commercial and industrial applications. A limited number of tanks are sold for replacement purposes. Most heat exchangers manufactured by MEMCO are sold directly to the end-users for installation in new industrial applications. A limited number are also sold for replacement purposes.

         Sales of Bryan's boilers are made through approximately 70 independent manufacturers' representatives located throughout the United States and Canada. Bryan sold boilers to approximately 500 different purchasers during its fiscal year ended June 30, 1998. No single customer accounts for any material part of Bryan's sales. Sales of Wendland's tanks are made through approximately 45 independent manufacturer's representatives located throughout the United States. Wendland sold tanks to approximately 400 different purchasers during its fiscal year ended June 30, 1998. No single customer accounts for any material part of Wendland's sales. Sales of MEMCO's heat exchangers are made through 8 independent representatives. MEMCO sold products to 50 customers during its fiscal year ended June 30, 1998.

         For the fiscal year ended June 30, 1998, fossil fuel hot water and steam boilers contributed approximately $18,479,000, or 83%, of total consolidated revenue. Fossil fuel hot water and steam boilers contributed approximately $18,759,000, or 84%, and $16,639,000, or 84%, of total consolidated revenue for the fiscal years ended June 30, 1997 and 1996, respectively.

         The dollar amount of Bryan's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1998, was approximately $6,576,073. Bryan's backlog at the close of its preceding fiscal year ended June 30, 1997, was approximately $5,484,214. Wendland's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1998, was approximately $498,812. Wendland's backlog at the close of its preceding fiscal year ended June 30, 1997, was approximately $251,810. MEMCO's backlog of orders believed to be firm as of the close of its fiscal year ended June 30, 1998, was approximately $550,020. MEMCO's backlog at the close of its preceding fiscal year ended June 30, 1997, was approximately $206,968.

         Bryan's Canadian sales amounted to approximately $1,191,414 during its fiscal year ended June 30, 1998. Canadian sales were approximately $555,239 and $472,300 for its fiscal years ended June 30, 1997 and 1996, respectively. Its other foreign sales were not material. Foreign sales by Wendland and MEMCO during the year ended June 30, 1998 were not material.

         The Company operates in a highly competitive industry. Bryan is one of the smaller boiler manufacturers, but holds a relatively significant share of its market. Wendland holds a relatively insignificant share of its market. Because MEMCO represents the start-up of a previously discontinued business, MEMCO had not developed a core customer base as of June 30, 1998 and remains one of the smallest manufacturer of heat exchangers in the industry.

         The Company, to obtain sales in its industry, ordinarily must have a competitive price. The Company believes competition in the industry has intensified in recent years. In addition, reputation for quality, service capabilities and local sales representation are all important factors in securing sales.

         Bryan's boilers are manufactured from steel and copper tubing, steel plate, sheet metal, finished components (including burners, controls, and gauges) and insulation and refractory materials, substantially all of which are available from several sources. Wendland's tanks are manufactured from carbon steel and stainless steel, steel plate and insulation. Substantially all of the materials used to manufacture tanks are available from several sources. MEMCO's heat exchangers are manufactured from steel plate, pipe and various types of metal tubing, substantially all of which are available from several sources.

         The Company's expenditures for research and development of new products and improvement of existing products during its fiscal years ended June 30, 1998, and June 30, 1997, were approximately $135,760 and $141,923, respectively, all of which were incurred by Bryan. Bryan employs 4 persons on a full-time basis for such activities. Neither Wendland nor MEMCO employ any full-time employees solely for research and development purposes.

         The Company has no patents, trademarks, licenses, franchises or concessions that are material to its business.

         To meet quick demand, Bryan stocks approximately 80 boilers that are substantially complete. Bryan also stocks approximately 175 boiler frames to facilitate delivery. Bryan allows extended payment terms to customer, permitting customers, who are primarily contractors, to pay Bryan after receiving payment from general contractors or owners.

         Bryan employs approximately 217 persons, all of whom are full time employees. Its production employees are represented by Local 357 of the International Brotherhood of Boilermakers. Wendland employs approximately 40 employees, all of whom are full time employees, and none of whom are represented by a union. MEMCO employs approximately 20 employees, all of whom are full time employees, and none of whom are represented by a union.


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

Item 3.  Legal Proceedings

         The Company is a party to ordinary routine litigation incidental to its business. The Company does not presently expect the outcome of any pending legal proceedings to have a material adverse effect on its financial condition or results of operations.

Item 4.  Submission of Matters to a Vote of Securities Holders.

         There were no items submitted to a vote of security holders during the fourth quarter of the Company's fiscal year ended June 30, 1998.

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         There are approximately 1,065 record holders of the Company's shares of common stock as of September 23, 1998. There is no established trading market for the Company's shares and the Company is not normally informed of the terms of transactions in its shares.

         The Company's shares are traded sporadically over-the-counter. Set forth below are the range of high and low bid quotations as reported on Bloomberg L.P. for each quarter during the last two fiscal years. These quotations may reflect inter-dealer transactions, without retail mark-up, mark-down, or commission. They do not necessarily represent actual transactions and management does not have knowledge of the volume of trading, if any, at any of such bid prices.


           QUARTER ENDED                 HIGH ASK               LOW BID
==================================  ===================  =====================
September 30, 1996                        40 1/2                  37
December 31, 1996                           38                    37
----------------------------------  -------------------  ---------------------
March 31, 1997                            39 1/2                  38
June 30, 1997                               50                  39 1/2
September 30, 1997                          50                    50
December 31, 1997                         63 1/2                  53
----------------------------------  -------------------  ---------------------
March 31, 1998                            65 7/16               63 1/2
June 30, 1998                             67 1/4                65 7/16
==================================  ===================  =====================


         The Company has paid dividends for the last several years on an annual basis. The annual dividends per share declared for its 1998 and 1997 fiscal years and the dates of payment are:

                            $2.00    September 15, 1998
                            $2.00    September 15, 1997
                            $1.50    September 13, 1996

Item 6.  Selected Financial Data.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                      SELECTED CONSOLIDATED FINANCIAL DATA
                 (All except per share amounts are in thousands)



BRYAN STEAM CORPORATION AND SUBSIDIARY
SELECTED CONSOLIDATED FINANCIAL DATA
(All except per share amounts are in thousands)



                                                                                 Year end
                                                1998             1997             1996              1995             1994

TOTAL ASSETS                                   18,562           17,366            16,217           15,091            13,247

LONG-TERM OBLIGATIONS
         Notes payable                             --               --                --              800                --
         Capital lease obligations                 40               45                --               --                --
         Long-term debt                            29               45               238               --                --
         Deferred income taxes                    457              424               380              323               296
         Dividends payable                         13               12                10                9                12
TOTAL LONG-TERM OBLIGATIONS                       539              526               628            1,132               308

SALES                                          26,178           26,233            22,477           17,480            17,036

COST OF GOODS SOLD                             21,241           20,212            17,887           13,914            13,708

GROSS PROFIT ON SALES                           4,937            6,021             4,590            3,566             3,328

TOTAL EXPENSES                                  3,513            3,674             2,921            2,338             2,346

OPERATING PROFIT                                1,424            2,347             1,669            1,228               982

OTHER INCOME                                      355              234               174              247               143

INCOME BEFORE INCOME TAXES                      1,779            2,581             1,843            1,475             1,125

PROVISION FOR INCOME TAXES                        682              972               694              548               410

INCOME BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE                     1,097            1,609             1,149              927               715

CUMULATIVE EFFECT OF
ACCOUNTING CHANGE                                  109               --                --               --             (196)

NET INCOME                                         988            1,609             1,149              927               519

EARNINGS PER SHARE --
  COMMON  STOCK
         (191,284 shares in 1998;  191,284
         shares in 1997;  191,284 shares in
         1996;  191,284 shares in 1995;
         191,284 shares in 1994)                  5.17             8.41              6.01             4.85              3.74

OPERATING PROFIT PER SHARE --
COMMON STOCK
         (191,284 shares in 1998;  191,284
         shares in 1997;  191,284 shares in
         1996;  191,284 shares in 1995;
         191,284 shares in 1994)                  7.44            12.27              8.72             6.42              5.13


DIVIDENDS PER SHARE -- COMMON STOCK
         (191,284 shares in 1998;  191,284
         shares in 1997;  191,284 shares in
         1996;  191,284 shares in 1995;
         191,284 shares in 1994)                  2.00             1.50              1.40             1.30              1.30





The accompanying notes to financial statements are an integral part of this selected consolidated financial data.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                  SELECTED CONSOLIDATED FINANCIAL DATA (CONT.)
                 (All except per share amounts are in thousands)





                                                                             Year ended June 30,
                                                              1998              1997             1996

EARNINGS PER SHARE-COMMON STOCK
      (191,284 shares in 1998; 191,284 shares
        in 1997; 191,284 shares in 1996)              $       5.71     $        8.41    $        6.01


OPERATING PROFIT PER SHARE-
   COMMON STOCK
      (191,284 shares in 1998; 191,284 shares
        in 1997; 191,284 shares in 1996)              $       7.44     $       12.27    $        8.72


DIVIDENDS PER SHARE-COMMON STOCK
      (191,284 shares in 1998; 191,284 shares
        in 1997; 191,284 shares in 1996)              $       2.00     $        1.50    $        1.40
















         For a discussion of business combinations and accounting changes materially affecting the comparability of the information reflected in this Item 6, see Notes 19 and 21, respectively, to Consolidated Financial Statements filed under Item 8 in Part II of this Report.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

Results of Operations

         The Company's consolidated net income before the cumulative effect of the accounting change for the year ended June 30, 1998 was $1,097,359, compared to $1,609,015 and $1,148,934 for the years ended June 30, 1997 and 1996, respectively. The Company's consolidated earnings per share before the cumulative effect of the accounting totaled $5.74 for the year ended June 30, 1998, compared to $8.41 and $6.01 for the years ended June 30, 1998 and 1996, respectively. The Company's consolidated net income for the year ended June 30, 1998 was $987,651, compared to $1,609,015 and $1,148,934 for the year ended June 30, 1997 and 1996, respectively, The Company's consolidated earnings per share totaled $5.17 for the year ended June 30, 1998, compared to $8.41 and $6.01 for the years ended June 30, 1997 and 1996, respectively. The decrease in net income (before the effect of the net accounting change) of $511,656, or 32%, was primarily attributable to the cumulative effect of accounting change for vacation pay on years prior to July 1, 1997 of $109,708 and Bryan Boilers' operations, which generated a net income of $970,393 for the year ended June 30, 1998, compared to a net income of $1,614,268 for the year ended June 30, 1997. Wendland also generated net income of $116,796 for the year ended June 30, 1998, as compared to net income $117,140 for the year ended June 30, 1997. MEMCO generated a loss of $79,542 for the year ended June 30, 1998, compared to a loss of $121,905 for the year ended June 30, 1997. Operating profit totaled $1,423,828, or 5.44% of sales, in 1998 compared to 2,346,494, or 8.94% of sales and $1,668,590, or 7.42% of sales, in 1997 and
1996, respectively. The sum of the income and losses of the three companies does not equal the Company's consolidated after-tax profit because of tax considerations from the losses at MEMCO.

         The Company's combined revenues of $26,178,214 for the year ended June 30, 1998 represent a decrease of less than 1% over the revenues of $26,232,883 for the year ended June 30, 1997. Bryan Boilers' revenues for 1998 were down $232,508. The revenues of MEMCO were down $126,110. However, Wendland's revenues increased $303,949. The revenues of Bryan Boilers remained relatively at the same amount as the prior year level despite a price increase of approximately 3% that was placed in effect on September 1, 1997. The effect of the price increase was offset by Bryan Boilers' inability to maintain the same shipping levels in the final quarter of its current fiscal year as it achieved in the same quarter of the previous fiscal year. Wendland's increase in revenues reflects the results of management's effort to achieve its goal to reach the $3,000,000 sales level. MEMCO's decrease in revenues is primarily attributable to the difficulties encountered by the subsidiary as it attempts to increase is market share and develop new products to supplement its existing product lines.

         The Company's cost of goods sold for the year ended June 30, 1998 was $21,241,354, compared to $21,212,160 and $17,887,043 for the years ended June
30, 1997 and 1996, respectively. The Company's cost of goods sold as a percentage of sales was 81.14% in 1998, which increased when compared to 77.05% in 1997. Management believes that this increase in cost of goods sold reflects the increase in labor costs incurred during the year. This increase results from increased wage rates and the inability to sustain the labor efficiency of the prior year. Bryan Boilers negotiated a new collective bargaining agreement in May, 1998, which runs through May, 2001. This collective bargaining agreement provided for an increase in wages for Bryan Boilers' bargaining unit of 5% in May, 1998 and 3% in each of the subsequent two years covered by the contract.

         Total expenses for the year ended June 30, 1998 totaled $3,513,032 compared to $3,674,229 for the year ended June 30, 1997. Total expenses for the year ended June 30, 1997. Total expenses for the year ended June 30, 1998 were approximately 13% of sales, as compared to 14% for the year ended June 30, 1997.

         Total other income (expense) totaled $355,221 in 1998 compared to $234,474 and $173,960 in 1997 and 1996, respectively. The increase in other income (expense) in 1998 over 1997 resulted from a decrease in interest expense, an increase in freight income and an increase in other income. These were offset somewhat by a decrease in interest and dividend income. Interest expense decreased to $24,181 in 1998 from $88,281 in 1997. Freight income increased by $32,907 over this same period in 1997. Other income increased to $118,676 in 1998 from $52,353 in 1997. Interest and dividend income decreased by $53,052 over the same period in 1997, and is approximately equal to 1996.

Financial Condition

         The Company's total assets at June 30, 1998 were $18.6 million compared to $17.4 million and $16.2 million at June 30, 1997 and 1996, respectively. The increase in total assets resulted primarily from the approximately $1.3 million increase in current assets. The majority of this increase is attributable to an increase in accounts receivable, inventory and prepaid expenses as compared to June 30, 1997. Total current liabilities at June 30, 1998 were approximately $3 million, which is an increase as compared to $2.4 million and $2.5 million at June 30, 1997 and 1996, respectively. The Company's net worth at June 30, 1998 was $15 million, compared to $14.4 million and $13.1 at June 30, 1997 and 1996, respectively.

Liquidity and Capital Resources

         Total cash and cash equivalents and investments at June 30, 1998 were $1,561,657, compared to $1,835,565 and $1,921,293 at June 30, 1997 and 1996,
respectively. This decrease resulted primarily from the increase in inventory, accounts receivables and prepaid expenses between 1998 and 1997, offset by an increase in short-term borrowings between 1998 and 1997. The combined working capital ratio of current assets to current liabilities was 4.23:1 at June 30, 1998, compared to 4.67:1 and 4.61:1 at June 30, 1997 and 1996, respectively. Management estimates that capital expenditures for fiscal year 1999 will total approximately $400,000, which includes $200,000 for a new machining center to facilitate the drilling of holes in pipes. Management anticipates that internal sources of funds and available sources of financing will be adequate to cover the planned capital expenditures and maintain the Company's current level of operations.

Year 2000

         Management and the Board of Directors recognize and understand Year 2000 ("Y2K") risk and do not believe that the consequences of Y2K issues would have a material effect on the Company's business, results of operations, or financial condition. Neither the products that the Company manufactures nor the manufacturing equipment used by the Company have computer chip components affected by the Y2K problem. Management is in the process of assessing whether its suppliers or customers are Y2K compliant; however, the Company is not dependent on any single supplier and generally believes that the components and materials used in its products are available from multiple suppliers. Likewise, no single customer accounts for a material portion of the Company's sales.

         Management is aware of the need for some minor equipment or software changes to achieve Y2K compliance with respect to its internal systems. Although the full cost of modifications is not yet known, management does not anticipate a need to invest heavily in system improvements to achieve Y2K compliance. At this time, it is estimated that costs associated with Y2K issues will be less than $5,000 for fiscal year 1999.

General

         Management considers Bryan Boilers' performance for the last fiscal year to be satisfactory, considering the competitive nature of this industry. Management considers the performance of Wendland to be very satisfactory, considering the regionality of its markets. Management considers the MEMCO performance to be acceptable, considering that it is still a start-up company. Management is concerned with continued losses shown by MEMCO and will continue to assess the ability of MEMCO to compete in its market.

Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.

         Long-term debt is the only type of market risk-sensitive instrument held by the Company. Details regarding long-term debt instruments are described in the Summary of Significant Accounting Policies, Long-Term Debt and Fair Value of Financial Instruments Notes to Consolidated Financial Statements filed under
Item 8 in Part II of this Report. The Company believes its exposure to market risk fluctuations for the aforementioned instruments is not material at June 30, 1998.

Item 8.  Financial Statements and Supplementary Data.


                               CASSEN COMPANY LLC

                          Certified Public Accountants
                           3845 NORTH MERIDIAN STREET
                        INDIANAPOLIS, INDIANA 46208-4018
                              PHONE (317) 923-3324
                               FAX (317) 923-5247

DONALD L. TEKULVE, C.P.A.                              LOUIS J. BUERGLER, C.P.A.
DENNIS E. REEVES, C.P.A.                                EDGARD E. HOWARD, C.P.A.
ROBERT E. DAVIS, C.P.A.                                 EDWIN L. STAGE, C.P.A.
FRANK L. MUZZILLO III, C.P.A.


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To The Board of Directors and Stockholders of Bryan Steam Corporation


We have audited the accompanying consolidated balance sheets of Bryan Steam Corporation (a New Mexico Corporation) and subsidiary as of June 30, 1998, 1997,and 1996, and the related consolidated statements of income, retained earnings and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Bryan Steam Corporation and subsidiary as of June 30, 1998, 1997, and 1996, and the results of their consolidated operations, consolidated retained earnings and consolidated cash flows for the years then ended, in conformity with generally accepted accounting principles.

As discussed in Note 21 to the financial statements, effective July 1, 1997, the Bryan Steam Corporation (Bryan Boiler Division) changed its method of accounting for vacation pay.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The Selected Consolidated Financial Data is presented for the purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.



/s/ CASSEN COMPANY LLC
CASSEN COMPANY LLC
Indianapolis, Indiana
July 22, 1998

BRYAN STEAM CORPORATION AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS




                              ASSETS
                                                                       June 30,
                                                        -------------------------------------
CURRENT ASSETS:                                            1998         1997         1996
                                                        -----------  -----------  -----------
       Cash & cash equivalents                          $   864,411  $   368,879  $   304,739
       Investment securities                                697,246    1,466,686    1,616,554
       Accounts receivable, net                           5,104,987    4,814,745    4,793,663
       Inventory                                          5,082,731    4,479,203    4,202,010
       Prepaid federal income taxes                         377,621       27,528       84,414
       Deferred income taxes                                 90,751        6,547        5,208
       Prepaid expenses                                     518,011      282,644      335,183
                                                        -----------  -----------  -----------
            TOTAL CURRENT ASSETS                        $12,735,758  $11,446,232  $11,341,771
                                                        -----------  -----------  -----------

PROPERTY, PLANT & EQUIPMENT
       (Cost, less accumulated depreciation)            $ 5,478,722  $ 5,576,122  $ 4,568,220
                                                        -----------  -----------  -----------

OTHER ASSETS
       Intangible assets, net                           $   135,522  $   201,791  $   268,058
       Deferred income taxes                                206,487      136,646       34,028
       Deposits                                               5,171        5,171        5,171
                                                        -----------  -----------  -----------
            TOTAL OTHER ASSETS                          $   347,180  $   343,608  $   307,257
                                                        -----------  -----------  -----------

TOTAL ASSETS                                            $18,561,660  $17,365,962  $16,217,248
                                                        ===========  ===========  ===========

LIABILITIES & STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
       Accounts payable - trade                         $   722,198  $   851,512  $   553,079
       Capital lease obligations                             12,786        8,632    -
       Short-term debt                                      754,900       45,400      322,620
       Accrued liabilities                                1,372,652    1,427,492    1,168,974
       Current portion of long-term debt                      8,045       24,300      341,673
       State income taxes payable                         -                4,837    -
       Deferred income taxes                                136,760       86,156      113,877
                                                        -----------  -----------  -----------
            TOTAL CURRENT LIABILITIES                   $ 3,007,341  $ 2,448,329  $ 2,500,223
                                                        -----------  -----------  -----------

LONG-TERM LIABILITIES
       Capital lease obligations                        $    40,023  $    45,272  $ -
       Long-term debt                                        28,736       44,968      238,207
       Deferred income taxes                                457,134      423,728      379,661
       Dividends payable                                     13,275       11,834       10,016
                                                        -----------  -----------  -----------
            TOTAL LONG-TERM LIABILITIES                 $   539,168  $   525,802  $   627,884
                                                        -----------  -----------  -----------

STOCKHOLDERS' EQUITY
       Common capital stock, without par value,
         200,000 shares - authorized & issued           $   810,272  $   810,272  $   810,272
       Retained earnings                                 14,233,606   13,610,286   12,307,596
       Treasury stock, at cost, 8,716 shares                (28,727)     (28,727)     (28,727)
                                                        -----------  -----------  -----------
            TOTAL STOCKHOLDERS' EQUITY                  $15,015,151  $14,391,831  $13,089,141
                                                        -----------  -----------  -----------

TOTAL LIABILITIES &
       STOCKHOLDERS' EQUITY                             $18,561,660  $17,365,962  $16,217,248
                                                        ===========  ===========  ===========



The accompanying notes to financial statements are an integral part of these consolidated balance sheets.

BRYAN STEAM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


                                                                                   June 30,
                                                             -----------------------------------------------------
                                                                1998                 1997                 1996
                                                             -----------          -----------          -----------
SALES                                                        $26,178,214          $26,232,883          $22,476,628
                                                             -----------          -----------          -----------

COST OF GOODS SOLD
       Inventory - beginning                                 $ 4,479,203          $ 4,202,010          $ 4,181,513
       Purchases and freight                                  11,982,391           11,530,216           10,178,216
       Labor                                                   5,969,390            5,436,966            4,581,203
       Other costs                                             3,893,101            3,522,171            3,148,121
                                                             -----------          -----------          -----------
            TOTAL                                            $26,324,085          $24,691,363          $22,089,053
       Less:  Inventory - ending                               5,082,731            4,479,203            4,202,010
                                                             -----------          -----------          -----------
COST OF GOODS SOLD                                           $21,241,354          $20,212,160          $17,887,043
                                                             -----------          -----------          -----------

GROSS PROFIT                                                 $ 4,936,860          $ 6,020,723          $ 4,589,585
                                                             -----------          -----------          -----------

EXPENSES
       Salaries and wages - officers                         $   174,842          $   244,015          $   278,261
       Salaries and wages - other                              1,038,044              910,276              772,170
       Depreciation expense                                      210,036              207,935              119,184
       Pension plan                                              134,933              268,658              115,523
       Taxes - payroll & local                                   139,719              166,422              117,387
       Provision for bad debts                                    15,938                   77               15,207
       Repairs & maintenance                                      84,879              130,564               78,141
       General & administrative                                1,714,641            1,746,282            1,425,122
                                                             -----------          -----------          -----------
TOTAL EXPENSES                                               $ 3,513,032          $ 3,674,229          $ 2,920,995
                                                             -----------          -----------          -----------

OPERATING INCOME                                             $ 1,423,828          $ 2,346,494          $ 1,668,590
                                                             -----------          -----------          -----------

OTHER INCOME (EXPENSE)
       Interest and dividend income                          $   105,623          $   158,675          $   103,984
       Interest expense                                          (24,181)             (88,281)             (82,830)
       Net gain (loss) on investment securities                    6,597               (3,872)              (1,589)
       Freight income                                            148,506              115,599               86,613
       Other income & expense                                    118,676               52,353               67,782
                                                             -----------          -----------          -----------
TOTAL OTHER INCOME (EXPENSE)                                 $   355,221          $   234,474          $   173,960
                                                             -----------          -----------          -----------

INCOME BEFORE INCOME TAXES                                   $ 1,779,049          $ 2,580,968          $ 1,842,550

PROVISION FOR INCOME TAXES                                       681,690              971,953              693,616
                                                             -----------          -----------          -----------

INCOME BEFORE CUMULATIVE EFFECT
       OF ACCOUNTING CHANGE                                  $ 1,097,359          $ 1,609,015          $ 1,148,934

CUMULATIVE EFFECT OF ACCOUNTING
       CHANGE FOR VACATION PAY ON YEARS
       PRIOR TO JULY 1, 1997 (NET OF INCOME
       TAX BENEFIT OF $78,794)                                  (109,708)           -                    -
                                                             -----------          -----------          -----------

INCOME                                                       $   987,651          $ 1,609,015          $ 1,148,934
                                                             ===========          ===========          ===========

EARNINGS PER SHARE
       Income before cumulative effect of accounting change  $      5.74          $      8.41                 6.01
       Cumulative effect of accounting change                      (0.57)           -                    -
                                                             -----------          -----------          -----------
            INCOME                                           $      5.17          $      8.41          $      6.01
                                                             ===========          ===========          ===========

The accompanying notes to financial statements are an integral part of these consolidated statements of income.

BRYAN STEAM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF RETAINED EARNINGS





                                                                      June 30,
                                                      --------------------------------------
                                                          1998         1997         1996
                                                      -----------  -----------  -----------
BALANCE AT BEGINNING OF YEAR                          $13,610,286  $12,307,596  $11,426,422



       Net income                                         987,651    1,609,015    1,148,934



       Unrealized gain on available-for-sale
           securities                                      18,187    -            -



       Dividends paid                                    (382,518)    (286,885)    (267,760)


       Adjustment to prior year
           income tax expense                           -              (19,440)        -
                                                      -----------  -----------  -----------


BALANCE AT END OF YEAR                                $14,233,606  $13,610,286  $12,307,596
                                                      ===========  ===========  ===========




The accompanying notes to financial statements are an integral part of these consolidated statements of retained earnings.

BRYAN STEAM CORPORATION AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                 June 30,
                                                         -------------------------------------------------------
                                                             1998                 1997                  1996
                                                         ------------         ------------         -------------
CASH FLOWS FROM OPERATING ACTIVITIES
       Cash received from customers                      $ 26,149,110         $ 26,392,669         $  20,876,838
       Cash paid to suppliers and employees               (25,344,684)         (22,990,668)          (20,083,591)
       Interest and dividends received                        108,472              158,675               129,783
       Interest paid                                          (28,962)             (90,437)              (80,674)
       Income taxes paid                                   (1,040,924)          (1,017,281)             (850,672)
                                                         ------------         ------------         -------------
            NET CASH PROVIDED (USED)
               BY OPERATING ACTIVITIES                   $   (156,988)        $  2,452,958         $      (8,316)
                                                         ------------         ------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
       Purchases of plant and equipment                  $   (460,875)        $ (1,466,181)        $  (1,493,997)
       Proceeds from sale of plant & equipment                 11,263                5,346                   -
       Purchases of investment securities                    (320,520)            (222,916)             (520,008)
       Proceeds from sale of investment securities          1,127,807              368,912               817,019
       Deposits with utilities                              -                    -                        (5,171)
       Purchase of non-compete agreements                   -                    -                      (300,000)
       Purchase of goodwill                                 -                    -                       (13,627)
                                                         ------------         ------------         -------------
            NET CASH PROVIDED (USED)
              BY INVESTING ACTIVITIES                    $    357,675         $ (1,314,839)        $  (1,515,784)
                                                         ------------         ------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
       Proceeds from short-term borrowings               $    726,398         $  -                 $     322,620
       Principal payments on short-term borrowings            (17,983)            (277,220)            -
       Principal payments on capital lease obligations         (8,493)              (1,080)            -
       Principal payments on long-term debt                   (24,000)            (566,612)             (464,484)
       Proceeds from long-term debt                         -                       56,000                44,364
       Dividends paid                                        (381,077)            (285,067)             (266,607)
                                                         ------------         ------------         -------------
            NET CASH PROVIDED (USED)
              BY FINANCING ACTIVITIES                    $    294,845         $ (1,073,979)        $    (364,107)
                                                         ------------         ------------         -------------

NET INCREASE (DECREASE) IN CASH
       AND EQUIVALENTS                                   $    495,532         $     64,140         $  (1,888,207)

CASH AND EQUIVALENTS AT BEGINNING
       OF YEAR                                           $    368,879         $    304,739         $   2,192,946
                                                         ------------         ------------         -------------

CASH AND EQUIVALENTS AT END
       OF YEAR                                           $    864,411         $    368,879         $     304,739
                                                         ============         ============         =============


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING ACTIVITIES
       Non-cash investing transactions included trading used equipment having a fair market value for new equipment, in addition to boot given, and the recording of capital lease obligations.

       Fair value of used equipment given                $  -                 $  -                 $      14,150
                                                         ============         ============         =============

       Capital lease obligations recorded                $  -                 $     54,984         $   -
                                                         ============         ============         =============


The accompanying notes to financial statements are an integral part of these consolidated statements of cash flows.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         The Corporation manufactures boilers and boiler accessories at its Bryan Steam Corporation (Bryan Steam) plant in Peru, Indiana. Bryan Steam's wholly-owned subsidiary, Wendland Manufacturing Corp. (Wendland), operates a tank manufacturing facility in San Angelo, Texas. Wendland's wholly-owned subsidiary, Monticello Exchanger and Manufacturing Co. (Monticello), manufactures heat exchangers at its plant in Monticello, Indiana. The Corporation sells its products through independent sales representatives. North America is the principal market for the Corporation's products.

         Bryan Steam's sales were 83.5% of total consolidated sales, while Wendland's and Monticello's sales were 11.4% and 5.1% of the total, respectively.

         1a.      CASH AND CASH EQUIVALENTS

                  For purposes of the statement of cash flows, cash equivalents include cash on hand, deposits in banks, certificates of deposit, money funds and all highly liquid debt instruments with original maturities of three months or less.

         1b.      INVESTMENT SECURITIES

                  Management determines the appropriate classification of its investments in debt and equity securities at the time of purchase and reevaluates such determinations at each balance sheet date. Debt securities are classified as held to maturity when the Corporation has the positive intent and ability to hold the securities to maturity. Held to maturity securities are stated at amortized cost. Debt securities for which the Corporation does not have the intent or ability to hold to maturity are classified as available for sale, along with any investments in equity securities. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Stockholders' Equity. The Corporation had had no investments that qualify as trading.

                  The  amortized  cost  of  debt   securities  is  adjusted  for
                  amortization of premiums and accretion of discounts to maturity or, in the case of asset-backed securities, over the estimated life of the security. Such amortization and interest are included in Other Income (Expense), in the Statement of Income. The cost of securities sold is based on the specific identification method.

                  The Corporation's investments in debt and equity securities are diversified among high credit quality securities in accordance with the Corporation's investment policy.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



         1c.      PROPERTY, PLANT & EQUIPMENT

                  Property, plant and equipment are stated at cost. Depreciation of buildings, equipment, fixtures and vehicles is computed using the straight-line method over estimated useful lives.

                        Estimated useful lives are:
                                                                 Years
                                Buildings & improvements        10 - 40
                                Machinery & equipment                10
                                Furniture & fixtures             5 - 10
                                Vehicles                         4 - 10

                  Expenditures for equipment repair and maintenance and for replacements and renewals of portions of structures which are not considered as lengthening the life of the structures are expensed as incurred. Additions, replacements and renewals of equipment are capitalized.

                  When property or equipment is retired, sold or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts and gains and losses resulting from such transactions are reflected in income.


         1d.      RESEARCH & DEVELOPMENT

                  Research and development costs are charged to operations when incurred and are included in operating expenses. The amounts charged for the years ended June 30, 1998, 1997, and 1996 were $135,760, $141,923, and $92,063, respectively.

         1e.      INVENTORY

                  The Corporation's inventory of raw materials is valued at lower of cost, using the FIFO method, or market. The Corporation's inventories of work-in-process and finished goods are valued at cost per unit.

         1f.      SUPPLEMENTAL INCOME INFORMATION

                  The amounts of depreciation and maintenance are set forth in the statement of income. There were no management or service contract fees or royalties paid during the years ended June 30, 1998, 1997 and 1996. Advertising costs are expensed as incurred.

         1g.      INCOME TAXES

                  The Corporation adopted Statement of Financial Accounting Standards (SFAS) 109- "Accounting for Income Taxes", July 1, 1993. This Statement supercedes SFAS 96- "Accounting for Income Taxes". Deferred income taxes reflect the future federal and state tax consequences of differences between the tax basis of assets and liabilities and their financial reporting amounts at each year-end.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


         1h.      PRINCIPLES OF CONSOLIDATION

                  The accompanying consolidated financial statements include the accounts of the Corporation and of its wholly-owned subsidiary. Intercompany transactions and balances have been eliminated in consolidation.

         1i.      INDUSTRY SEGMENT

                  During the year ended June 30, 1998 the Corporation operated exclusively in one industry segment, the manufacture of boilers, tanks, and heat exchangers.

         1j.      FAIR VALUE OF FINANCIAL INSTRUMENTS

                  Statement of Accounting Standards No. 107 "Disclosures about Fair Value of Financial Instruments," requires disclosures of fair value information about financial instruments, whether or not recognized in the statement of financial condition. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instruments. Statement No. 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. For most of its covered financial instruments, the Corporation's carrying value closely approximates the fair value of the financial instruments to the Corporation.

         1k.      USE OF ESTIMATES

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from the estimates.

2.       INVENTORY

         Inventories are stated at the lower of cost or market. Cost approximates market. Such cost includes raw materials, direct labor, other direct costs and production overhead. The inventories are valued on the first-in, first-out (FIFO) method.

         Inventories at June 30 are as follows:

                                               1998         1997         1996
                                            ----------   ----------   ----------
         Finished goods & work in process   $1,611,174   $1,165,334   $1,136,608
         Raw materials                       3,471,557    3,313,869    3,065,402
                                            ----------   ----------   ----------
               TOTALS                       $5,082,731   $4,479,203   $4,202,010
                                            ==========   ==========   ==========

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


3.       INCOME TAXES

         As discussed in Note 1g, on July 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109-"Accounting for Income Taxes" (SFAS 109). SFAS 109 is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Corporation's financial statements or tax returns. In estimating future tax consequences, SFAS 109 generally considers all expected future events other than enactments of changes in the tax law or rates.

         The Corporation and its subsidiary file separate income tax returns.

         The provision for income taxes consists of the following:

                                           For the years ended June 30,
                                       ----------------------------------
                                         1998          1997        1996
                                       --------    ----------    --------
         Current taxes:
                   Federal             $544,571    $  847,472    $483,412
                   State                141,422       212,093     127,663
                                       --------    ----------    --------
                         Total         $685,993    $1,059,565    $611,075
                                       --------    ----------    --------

         Deferred taxes:
                   Federal             $ (1,740)   $  (69,359)   $ 67,105
                   State                 (2,563)      (18,253)     15,436
                                       --------    ----------    --------
                         Total         $ (4,303)   $  (87,612)   $ 82,541
                                       --------    ----------    --------

         Provision (benefit) for
          income taxes                 $681,690    $  971,953    $693,616
                                       ========    ==========    ========


         Reconciliation of total provision for income tax with the expected provision obtained by applying statutory rates to pretax income:

                                                 For the years ended June 30,
                                              --------------------------------
                                                1998        1997        1996
                                              --------    --------    --------

         Expected tax provision               $743,642    $990,165    $606,802
         Nondeductible expenses/
                   (nontaxable income)         (61,952)    (15,760)     86,814
         Other                                    -         (2,452)       -
                                              --------    --------    --------

         Total Provision for
                   Income Tax                 $681,690    $971,953    $693,616
                                              ========    ========    ========

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


3.       INCOME TAXES (CONT.)

         The sources of the temporary differences for deferred income taxes as of June 30, are summarized as follows:

                                         1998          1997          1996
                                      ----------    ----------    ----------
         Depreciation                 $1,105,854    $1,021,060    $  908,281
         Pension                         295,925       206,118       272,434
         Net operating loss             (494,615)     (327,321)         -
         Other                          (186,563)      (17,372)      (12,460)
                                      ----------    ----------    ----------
                                      $  720,601    $  882,485    $1,168,255
                                      ==========    ==========    ==========
         Deferred Income
                   Tax Liabilities    $  296,656    $  366,691    $  454,302
                                      ==========    ==========    ==========


         Deferred tax liabilities (assets) are comprised of the following:

                                                 For the years ended June 30,
                                            ----------------------------------
                                               1998         1997        1996
                                            ---------    ---------    --------
Depreciation                                $ 457,134    $ 423,728    $379,661
Pension                                       123,697       86,156     113,877
Other                                          13,063         -           -
                                            ---------    ---------    --------
          Gross deferred tax liability      $ 593,894    $ 509,884    $493,538
                                            ---------    ---------    --------

Allowance for bad debts                     $  (5,121)   $  (6,547)   $ (5,208)
Net operating loss carryforward,
  expires June 30, 2011 and 2012             (206,487)    (136,646)    (34,028)
Vacation pay                                  (85,630)        -           -
                                            ---------    ---------    --------
          Gross deferred tax assets         $(297,238)   $(143,193)   $(39,236)
                                            ---------    ---------    --------

Deferred tax assets
          valuation allowance               $    -       $    -       $   -
                                            ---------    ---------    --------
Deferred tax liabilities (assets)           $ 296,656    $ 366,691    $454,302
                                            =========    =========    ========


4.       PENSION PLANS

         The Corporation has non-contributory pension plans for substantially all employees at its Peru, Indiana facility. The initial pension plan was established on or about July 1, 1966. Plan assets consist of government and corporate bonds, mutual funds, guaranteed investment contracts, and cash equivalent investments. Pension benefits are based on taxable earnings and years of service. The Corporation's policy is to fund at least the minimum amounts required by Federal law and regulation.

         Pension expense includes the following components:

                                                         1998         1997         1996
                                                       ---------    ---------    ---------
Service cost-benefits earned during the year           $ 223,599    $ 226,998    $ 175,553
Interest cost on projected benefit obligation            286,822      266,026      278,403
Actual return on assets                                 (493,079)    (151,097)    (346,036)
Net of other components                                  131,139      (62,339)     (42,720)
                                                       ---------    ---------    ---------
Net periodic pension cost                              $ 148,481    $ 279,588    $  65,200
                                                       =========    =========    =========



The reconciliation of the funded status
of the plans is as follows:

          Year Ended                                    6/30/98         6/30/97        6/30/96
                                                       ---------    ---------    ---------
          Measurement Date                              3/31/98         3/31/97        3/31/96
                                                       ---------    ---------    ---------

Actuarial present value of benefit obligations:
          Vested benefit obligation                    $(3,498,505)   $(2,798,339)   $(3,490,452)
                                                       -----------    -----------    -----------
          Accumulated benefit obligation               $(3,911,156)   $(3,102,787)   $(3,826,817)
                                                       -----------    -----------    -----------
          Projected benefit obligation                 $(4,970,451)   $(3,878,041)   $(4,627,297)
          Plan assets at fair value                      4,727,838      4,100,016      4,637,004
                                                       -----------    -----------    -----------
          Plan assets greater (less) than projected
                benefit obligation                     $  (242,613)   $   221,975    $     9,707
          Unrecognized net (gain) loss                     705,092        177,968        536,257
          Prior service cost not yet recognized in net
                periodic pension cost                       27,205         29,369         31,533
          Unrecognized transition obligation (assets)     (193,759)      (223,197)      (305,063)
                                                       -----------    -----------    -----------
          Prepaid (accrued) pension expense            $   295,925    $   206,115    $   272,434
                                                       ===========    ===========    ===========

The assumptions used in determining pension expense and funded status information shown above were as follows:

                                                       6/30/98            6/30/97       6/30/96
                                                    -----------         -----------    -----------
          Discount rate                                 6.75%               7.50%         7.00%
          Rate of salary progression                    4.00%               4.00%         4.00%
          Long-term rate of return on assets         7.00-8.50%          7.00-8.50%       7.00%


         The discount rates for June 30, 1998, and 1997 are based upon the Moody's AA Corporate Bond Index.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998

4.       PENSION PLANS (CONT.)

         Contributions to a union sponsored defined contribution pension plan for years ended June 30, 1998, 1997 and 1996 were $279,355, $224,750 and $171,238, respectively. This plan covers all bargaining unit employees. This plan is not administered by the Corporation and contributions are determined in accordance with provisions of a negotiated labor contract.

         The Corporation maintains a defined contribution money-purchase plan for qualified employees at its San Angelo, Texas facility. The Corporation's contribution to this retirement plan is determined by the voluntary contributions made by the employees. The Corporation matches employee contributions up to 3% of the individual employee's earnings. During the years ended June 30, 1998 and 1997, the Corporation incurred expenses of $22,419 and $20,230, respectively, for this retirement plan, all of which was charged to operations.

5.       PLANT, PROPERTY & EQUIPMENT

                                                        June 30,
                                      -----------------------------------------
                                          1998           1997           1996
                                      -----------    -----------    -----------
       Land                           $   197,326    $   197,326    $   183,526
       Buildings                        4,030,168      3,809,322      2,883,870
       Machinery & equipment            3,659,707      3,488,412      3,131,250
       Equipment under capital lease       50,145         54,984           -
       Patterns - Hoppes                   30,000         30,000         30,000
       Furniture & fixtures             1,090,832      1,020,343        958,293
       Vehicles                           352,155        376,247        311,718
                                      -----------    -----------    -----------
                                      $ 9,410,333    $ 8,976,634    $ 7,498,657
       Less: Accumulated depreciation  (3,931,611)    (3,400,512)    (2,930,437)
                                      -----------    -----------    -----------
                 TOTALS               $ 5,478,722    $ 5,576,122    $ 4,568,220
                                      ===========    ===========    ===========


6.       CONTINGENT LIABILITIES

         The Corporation is involved in litigation arising from the normal course of business. In the opinion of management, based on advice of legal counsel, this litigation will not have any material adverse effect on the financial position of the Corporation.

7.       RELATED PARTY TRANSACTIONS

         The Corporation paid approximately $792,315 in the fiscal year 1998, and $613,253 in the fiscal year ended 1997 to cover premiums for various property, casualty and workers compensation insurance policies on which an insurance agency owned by G. N. Summers, a director of the Corporation, received commissions. There are no other reportable related party transactions between the Corporation and its directors, executive officers, 5% beneficial shareholders or immediate family members of the foregoing persons.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



7.       RELATED PARTY TRANSACTIONS (CONT.)

         The Corporation paid freight charges totalling $12,800 to Western Express through January 31, 1997, at which time Wendland Manufacturing Corp. (Wendland) purchased all of the business assets of Western Express. Prior to February 1, 1997, an officer of Wendland had an ownership interest in Western Express.

8.       INTANGIBLES

         Amortization is recorded under the "straight line method." Goodwill and non-compete agreements are being amortized over five years. Expenditures to acquire a patent are capitalized and amortized over 17 years.

9.       OFF-BALANCE SHEET RISK AND CONCENTRATIONS OF CREDIT RISK

         In 1990,  the  Corporation  adopted  Statement of Financial  Accounting
         Standard No. 105 which requires disclosure of information about financial instruments with off-balance sheet risk and about concentrations of credit risk for all financial instruments.

         OFF-BALANCE SHEET RISK

         As of June 30, 1998, 1997 and 1996, the Corporation had no significant off-balance sheet risk.

         CONCENTRATIONS OF CREDIT RISK

         Financial instruments which potentially subject the Corporation to significant concentrations of credit risk consist principally of temporary cash investments and trade receivables.

         The Corporation places its cash and temporary investments with various high quality financial institutions. Cash accounts, on deposit at a local bank, sometimes exceeded the $100,000 limit established by the Federal Deposit Insurance Corporation. The Corporation maintains accounts with several stock brokerage firms. The accounts contain cash and various securities. Cash balances, which are generally not significant, are insured up to $100,000 by the Securities Investor Protection Corporation (SIPC). Investment securities balances, as reported in the balance sheet are insured by SIPC up to various limits, depending on the brokerage firm.

         Concentrations  of credit risk with  respect to trade  receivables  are limited due to the large number of customers comprising the Corporation's customer base, and their dispersion across many different industries and geographical areas. No individual customer balance exceeded 10% of the Corporation's trade receivables at the balance sheet date.

         In management's opinion, as of June 30, 1998 and 1997, the Corporation had no other significant concentrations of credit risk.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


10.      COMPARATIVE STATEMENT OF CASH FLOWS

         RECONCILIATION OF NET INCOME TO NET CASH
         PROVIDED (USED) BY OPERATING ACTIVITIES

                                                                June 30,
                                                 --------------------------------------
                                                    1998         1997           1996
                                                 ---------    ----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                    $ 987,651    $1,609,015    $ 1,148,934
   Non-cash items included in net income:
         Adjustment to prior year tax expense         -          (19,440)          -
         Amortization                               63,725        66,267         79,517
         Depreciation                              555,388       495,001        447,072
         (Gain) loss on disposal of equipment       (5,832)       12,916          3,121
         (Gain) loss on sale of securities          (6,597)        3,872          1,589
         Cumulative effect of accounting change    109,708          -              -
         Deferred income taxes                      (4,304)      (87,612)        82,541
   Changes in:
         Accounts receivable                      (218,068)      (21,082)    (1,741,809)
         Inventory                                (603,528)     (277,193)       (20,497)
         Prepaid income taxes                     (354,930)       56,886        (84,414)
         Prepaid expense                          (235,367)       52,539       (144,344)
         Other assets                              (72,067)         -              -
         Accounts payable - trade                 (129,425)      298,434        233,007
         Accrued expenses                         (238,505)      258,518        142,150
         Accrued income taxes                       (4,837)        4,837       (155,183)
                                                 ---------    ----------    -----------
           NET CASH PROVIDED (USED) BY
            OPERATING ACTIVITIES                 $(156,988)   $2,452,958    $    (8,316)
                                                 =========    ==========    ===========


11.      OPERATING LEASES

         The Corporation has entered into noncancelable operating leases for two vehicles, a computer, a software license and office equipment expiring in various years through 2002. Remaining minimum lease payments, by year, are as follows:

                Year Ended June 30,
                       1999                                 $ 42,070
                       2000                                   42,570
                       2001                                   34,644
                       2002                                   22,867
                       2003                                     -
                                                            --------
                TOTAL                                       $142,151

         Rental expense totalled $30,710 during the fiscal year ended June 30, 1998.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


12.      CAPITAL LEASES

         The Corporation is a lessee of a phone system, automobile and hydraulic shear under capital leases, both expiring in 2002. The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair value of the asset. The assets are amortized over the estimated productive life of the asset. Amortization of the assets under capital leases is included in depreciation expense for the current year.

         Following is a summary of the property held under capital lease:

          New Lucent Partner Phone System                 $ 4,839
          Ford Escort Wagon                                11,865
          New Atlantic Hydraulic Shear                     50,145
                                                          -------
                                                          $66,849
          Less: Accumulated amortization                   (9,009)
                                                          -------
                                                          $57,840
                                                          -------


         Amortization of assets under capital leases charged to expense in 1998 was $8,478.

         Mimimum future lease payments under the capital leases as of June 30, 1998 for each of the next five years and in the aggregate are:

                 1999                                      $17,188
                 2000                                       17,188
                 2001                                       16,625
                 2002                                       11,573
                 2003                                         -
                                                           -------
          Total minimum lease payments                     $62,574
          Less: Amount representing interest                (9,765)
                                                           -------
          Present value of minimum lease payments          $52,809
                                                           =======


13.      ACCOUNTS RECEIVABLE

         Accounts receivable consist of the following:

                                                         June 30,
                                         --------------------------------------
                                             1998         1997         1996
                                         ----------    ----------    ----------
         Trade receivables               $5,095,869    $4,822,885    $4,774,684
         Other receivables                   22,074         9,232        31,439
         Allowance for doubtful accounts    (12,956)      (17,372)      (12,460)
                                         ----------    ----------    ----------
                                         $5,104,987    $4,814,745    $4,793,663
                                         ==========    ==========    ==========

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


14.      INTANGIBLE ASSETS

         Intangible assets consist of the following:


                                                        June 30,
                                         -----------------------------------
                                             1998         1997        1996
                                         ----------    ---------    --------
         Organization expense            $    5,000    $   5,000    $  5,000
         Noncompetition agreements          300,000      300,000     300,000
         Patents                              9,214        9,214       9,214
         Goodwill - Wendland                 13,627       13,627      13,627
         Goodwill - Hoppes                   10,000       10,000      10,000
                                         ----------    ---------    --------
                                         $  337,841    $ 337,841    $337,841
         Less: accumulated amortization    (202,319)    (136,050)    (69,783)
                                         ----------    ---------    --------
                                         $  135,522    $ 201,791    $268,058
                                         ==========    =========    ========


15.      ACCRUED LIABILITIES

         Accrued liabilities consist of the following:

                                                         June 30,
                                         --------------------------------------
                                            1998          1997          1996
                                         ----------    ----------    ----------
         Commissions                     $  709,548    $  807,617    $  621,882
         County property taxes              290,656       254,251       224,006
         Insurance                            9,492        21,440          -
         Interest                             3,712          -            2,156
         Payroll                             29,320       165,239       125,784
         Vacation pay                       204,856          -             -
         Pension & 401(k)                      -             -           23,051
         Payroll taxes & withholdings        94,789       148,977       129,351
         Other                                 -            2,836           861
         Vacation and sick pay                5,933        10,488        41,883
         Sales taxes                         12,543         3,463          -
         Ad valorem taxes                    11,803        13,181          -
                                         ----------    ----------    ----------
                                         $1,372,652    $1,427,492    $1,168,974
                                         ==========    ==========    ==========

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998


16.      LONG-TERM DEBT

         Long-term debt consists of the following:

          Note payable to Norwest Bank for equipment, matures
          June 30, 2002.  Note is secured by same equipment.
          Principal and interest are currently being made in monthly
          installments.  The interest rate is 10.22%.                  $36,781
                                                                       -------

             Total                                                     $ 6,781
                                                                       =======

          Maturities of long-term debt are as follows:

          Year Ending
           June 30,                                                     Amount
                                                                       -------

                 1999                                                  $ 8,045
                 2000                                                    8,907
                 2001                                                    9,862
                 2002                                                    9,967
                 2003                                                     -
                                                                       -------
          Total                                                        $36,781
                                                                       =======

17.      OTHER COMMITMENTS

         The Corporation has $300,000 available on its $1,000,000 line of credit from First of America Bank, N.A. Outstanding advances at June 30, 1998 totaled $700,000. The line of credit expires October 31, 1998. This line of credit is unsecured and the interest rate is subject to change based on "National Prime Rate." As of June 30, 1998, the rate was 8.5% and the accrued interest was $2,492.

         The Corporation is liable to Norwest Bank Indiana, N.A. in the amount of $54,900 on a $100,000 revolving commercial loan. This obligation is collateralized by a security interest in the Corporation's inventory, equipment, accounts receivable and intangibles. Norwest Bank Indiana, N.A. also holds an unsecured guaranty by Bryan Steam Corporation on this obligation. The outstanding balance is due December 30, 1998 with interest at a current rate of 9.50% due monthly.

         Production employees at the Corporation's Peru, Indiana facility are covered by a collective bargaining agreement which will expire in May, 2001.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



18.      INVESTMENT SECURITIES

         On July 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 - "Accounting for Certain Investments in Debt and Equity Securities" (SFAS 115). The Corporation's policy has been, historically, to classify its investment securities as current assets, even though management has set a precedent, evidencing its intent, by holding its investment securities to maturity. Prior to July 1, 1997, the Corporation had considered its investment securities as held to maturity. The Corporation has now reclassed its investment securities as available-for-sale.

         The following is a summary of investment securities classified as held to maturity:


                                                     June 30, 1997
                                               ------------------------
                                                   Fair       Amortized
                                                  Value         Cost
                                               ----------    ----------
          Equity securities                    $  194,161    $  184,461
          U.S. government obligations                -             -
          Obligations of individual states and
            political subdivisions              1,095,081     1,100,725
          Obligations of foreign governments         -             -
          Corporate obligations                   156,375       155,500
          Mortgage-backed securities               25,250        26,000
          Other                                      -             -
                                               ----------    ----------
                                               $1,470,867    $1,466,686
                                               ==========    ==========

         The following is a summary of investment securities classified as available-for-sale:

                                                    June 30, 1998
                                                 ---------------------
                                                    Fair     Amortized
                                                   Value      Cost
                                                 --------    --------
          Equity securities                      $154,742    $126,895
          U.S. government obligations                -           -
          Obligations of individual states and
            political subdivisions                296,718     297,992
          Obligations of foreign governments         -           -
          Corporate obligations                   220,661     215,109
          Mortgage-backed securities               25,125      26,000
          Other                                      -           -
                                                 --------    --------
                                                 $697,246    $665,996
                                                 ========    ========


         At June 30, 1997 investment in debt securities, classified as held to maturity, mature as follows:

                                                                  Fair
                                                   Cost           Value
                                                 ----------    ----------
                Within 1 year                    $  822,020    $  818,900
                1-5 years                           215,350       214,533
                5-10 years                           10,955        10,914
                After 10 years                      207,900       207,109
                                                 ----------    ----------
                                                 $1,256,225    $1,251,456
                                                 ==========    ==========

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



18.      INVESTMENT SECURITIES ( CONT.)

         At  June  30,  1998  investment  in  debt  securities,   classified  as
         available-for-sale, mature as follows:

                                                           Fair
                                              Cost         Value
                                           --------      --------
                Within 1 year              $204,394      $204,574
                1-5 years                   106,546       107,968
                5-10 years                   86,281        86,583
                After 10 years              115,880      $118,254
                                           --------      --------
                                           $513,101      $517,379
                                           ========      ========



         The following is a summary of gross unrealized holding gains and losses for investment securities classified as held to maturity:


                                                             June 30, 1997
                                                   ----------------------------------
                                                        Gross              Gross
                                                      Unrealized         Unrealized
                                                    Holding Gains      Holding Losses
                                                    -------------      --------------

           Equity securities                           $ 9,876            $   176
           U. S. Government obligations                   -                  -
           Obligations of individual states &
             political subdivisions                     13,115             18,759
           Obligations of foreign governments             -                  -
           Corporate obligations                         1,500                625
           Mortgage-backed securities                     -                   750
           Other                                          -                  -
                                                        ------             ------
                                                        24,491             20,310
                                                        ======             ======

         The following is a summary of gross unrealized holding gains and losses for investment securities classified as available for sale:

                                                      June 30, 1998
                                              ------------------------------
                                                  Gross           Gross
                                                Unrealized      Unrealized
                                              Holding Gains   Holding Losses
                                              -------------   --------------

         Equity securities                       $27,847         $  -
         U. S. Government obligations               -               -
         Obligations of individual states &
           political subdivisions                  9,990          11,264
         Obligations of foreign governments         -               -
         Corporate obligations                     5,739             187
         Mortgage-backed securities                 -                875
         Other                                      -               -
                                                  ------          ------
                                                  43,576          12,326
                                                  ======          ======

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



18.      INVESTMENT SECURITIES ( CONT.)

         Realized gains and losses were determined on the basis of specific identification during the years ended June 30, 1997. Gross proceeds and gross realized gains and losses on securities classified as held to maturity were as follows:

                                                         June 30,
                                                          1997
                                                        --------
            Sale proceeds                               $308,912
                                                        ========
            Redemption proceeds                         $ 60,000
                                                        ========
            Amortized cost of sales & redemptions       $372,784
                                                        ========
            Gross realized gains                        $   -
                                                        ========
            Gross realized losses                       $  3,872
                                                        ========


         Realized gains and losses were determined on the basis of specific identification during the years ended June 30, 1998. Gross proceeds and gross realized gains and losses on securities classified as available-for-sale were as follows:

                                                        June 30,
                                                         1998
                                                      ----------
            Sale proceeds                             $1,082,807
                                                      ==========
            Redemption proceeds                       $   45,000
                                                      ==========
            Amortized cost of sales & redemptions     $1,121,210
                                                      ==========
            Gross realized gains                      $   13,149
                                                      ==========
            Gross realized losses                     $    6,552
                                                      ==========


         The Corporation sold investment securities during the fiscal year ended June 30, 1997, and used the proceeds to partially fund construction of a new building in Peru, Indiana.

         The Corporation sold investment securities during the fiscal year ended June 30, 1996, and used the proceeds to purchase the business assets of Monticello Tank Company.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



19.      BUSINESS COMBINATIONS

         On July 3, 1995, Wendland Manufacturing Corp. (Wendland), the Corporation's wholly-owned subsidiary, acquired substantially all the tank manufacturing business assets of a Texas corporation for $1,115,000. Results of operations from July 3, 1995 through June 30, 1996 are included in this report.

         Wendland also acquired substantially all the heat exchanger manufacturing business assets of an Indiana corporation on December 6, 1995 for $215,000. Wendland operated this business as a division, from acquisition date through June 30, 1996.

         On March 15, 1996, Wendland exchanged $447,952 of the net assets of the heat exchanger manufacturing business for 100% of the outstanding common stock of its wholly-owned subsidiary, Monticello Exchanger and Manufacturing Co. (Monticello). Monticello's results of operations from March 15 through June 30, 1996 are included in this report.


         On January 31, 1997, Wendland purchased all the business assets of Western Express Company, a Texas Corporation, which operates as a common carrier for transporting goods in the United States. The purchase price was $38,000. Results of operations from January 31, through June 30, 1997 are included in this report.


20.      FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying values and fair values for the Corporation's financial instruments are as follows:

                                                  June 30, 1998
                                             ------------------------
                                              Carrying        Fair
                Financial Instrument            Value         Value
                --------------------            -----         -----

                Cash and cash equivalents $ 864,411 $ 864,411 Investment securities
                      (available-for-sale)      697,246       697,246
                Accounts receivable           5,104,987     5,104,987
                Deposits with utilities           5,171         5,171
                Accounts payable                722,198       722,198
                Accrued expenses              1,372,652     1,372,652
                Short-term debt                 754,900       754,900
                Capital lease obligations        52,809        52,809
                Long-term debt                   36,781        36,781
                Dividends payable                13,275        13,275



         The fair value of investment securities is an estimate based on quoted market prices. The fair value of long-term debt is based on current rates at which the Corporation could borrow funds with similar remaining maturities.

                     BRYAN STEAM CORPORATION AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



21.      ACCOUNTING CHANGE

         Effective July 1, 1997, the Bryan Steam Corporaiton (Bryan Boiler Division) changed its method of accounting for vacation pay from expensing the payments in the year paid to accruing the liability in the year earned by the employee. This accrual meets all the conditions set forth in FAS-43 (1) The employee's right to receive the compensation for future absences is attributable to services already performed by the employee. (2) The employee's right to receive the compensation for future absences is vested. (3) It is probable that the compensation will be paid. and (4) The amount of compensation is reasonably estimable. The cumulative effect of adopting this change was a charge to income of $109.708 ($.57 per share), net of a tax benefit of $78,794. The Corporation has omitted the information about the pro forma retroactive effect of the change on net income and per share amounts for all prior periods presented. In the Corporation's judgement, the effect would not be material.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not applicable.

                                    PART III

Item 10.          Directors and  Executive Officers of the Registrant.


                                                                                                      Shares
                                                                                                   Beneficially
                                                                                                    Owned as of
                                              Principal Operation and             Director         September 23,       Percent of
Name                         Age             Prior Business Experience              Since              1998               Class
----                         ---             -------------------------              -----              ----               -----
Albert J. Bishop 1,2         67     Retired in June 1996; theretofore,              1986               2,380               1.2%
                                    President and General Manager of the
                                    Company since prior to 1993

H. Jesse McVay 3             57     President of the Company since July             1994                328             Less than
                                    1996; theretofore, Vice President of                                                   1%
                                    Operations of the Company since prior
                                    to 1993

Harold V. Koch 1,4           76     Retired in June 1996; theretofore,              1954               5,168               2.7%
                                    Chairman of the Board since prior to
                                    1993

G. N. Summers 5              67     Owner of Insurance Agency since prior           1976                13              Less than
                                    to 1993                                                                                1%

Jack B. Jackson              69     Retired in 1993; theretofore bank               1979                30              Less than
                                    Chairman, Peru office, First of America                                                1%
                                    Bank - Central Indiana since prior to
                                    1993

James R. Lockhart,           44     Vice President of Incom Roofing                 1985               3,085              1.6%
Jr. 6                               Services, Inc.; theretofore Vice President
                                    & General Manager of Residential
                                    Business Development for GAF
                                    Materials Corp.; theretofore, Vice
                                    President of Sales, Firestone Building
                                    Products Company since prior to 1993

Bryan D. Herd 3              55     Design consultant, Partridge Home               1991              17,706              9.3%
                                    Furnishings since 1996; theretofore
                                    owner and President of Furniture and
                                    Decorating business since prior to 1993

Kurt J. Krauskopf            44     Secretary of the Company since prior to          N/A                257            Less than
                                    1993                                                                                   1%

Paul D. Donaldson            35     Treasurer of the Company since prior to          N/A                 0                 0%
                                    1993

All Directors and Officers as a group (9 persons)                                                     28,735              15.0%

------------------
1        Member of Executive Committee.

2 Includes 501 shares held directly by Mr. Bishop's spouse and 1,879 shares held jointly with his spouse.

3        Shares held jointly with spouse.

4 Includes 5 shares held directly by Mr. Koch's spouse and 5,163 shares held jointly with his spouse. 5The Company paid approximately $792,315 in fiscal year 1998 to cover premiums for various property, casualty, and workers' compensation insurance policies on which Mr. Summers' insurance agency received commissions.

6        Includes 3,060 shares held by Mr. Lockhart's spouse.

7        Shares held by Mr. Krauskopf's spouse.

      During the fiscal year ended June 30, 1998 all filing requirements applicable to its officers, directors and greater than 10% beneficial owners with respect to Section 16(a) of the 1934 Act were complied with.

Item 11.       Executive Compensation.

Compensation

      The following table shows the compensation paid by the Company for the services of H. Jesse McVay, the Company's chief executive officer. Non-monetary compensation of the chief executive officer did not exceed 10% of his aggregate cash compensation for the year.

          Name and                            Annual Compensation
     Principal Position         Year         Salary            Bonus
     ------------------         ----         ------            -----
H. Jesse McVay,                 1998         $75,400          $48,428
President
                                1997         $66,325          $32,500

                                1996         $52,900          $12,200


Pension Plan

      The Bryan Steam Corporation Non-Bargaining Unit Employees' Pension Plan (the "Pension Plan") provides retirement benefits for employees of Bryan who are not members of the collective bargaining unit. Benefits are based on length of service and average monthly earnings and are[ subject to certain deductions for social security benefits]. Contributions to the Pension Plan are computed on an actuarial basis.

      The average annual retirement benefits payable under the Pension Plan to employees who retire at the normal retirement age of sixty-five (65) are shown in the table below.

 Average Annual
 Compensation over                 Years of Service
 Five-Year Period                     At Age 65

                       10          20           30          40
                       --          --           --          --

 $ 50,000              $ 9,878     $19,756      $29,634     $ 39,512
 $ 75,000              $15,078     $30,156      $45,234     $ 60,312
 $100,000              $20,278     $40,556      $60,834     $ 81,112
 $125,000              $25,478     $50,956      $76,434     $101,912

      Compensation covered by the Pension Plan for a calendar year includes total taxable wages or salary (including overtime or bonuses) for that year, plus any contributions the employee makes under the Company's cafeteria plan or 401(k) plan during the calendar year.

      Estimated credited years of service for  H. Jesse McVay:   28 years

Director Remuneration

      Each non-employee director is paid $500 for each meeting of the Board of Directors, whether or not he attends.

Employment Agreements

         Bryan has an Employment Agreement, dated April 1, 1998, with H. Jesse McVay. Such agreement provides for an initial term of three (3) years, automatically extended for an additional year on each anniversary of the date of such agreement unless either party gives written notice not to so extend within ninety (90) days prior to an annual anniversary, in which case no further extension shall occur and the term shall end two years subsequent to the annual anniversary immediately following the anniversary prior to which the notice not to extend for an additional year is given. Such agreement provides for an initial annual salary of $77,200 which may be increased from time to time by Bryan. Pursuant to such agreement, if Bryan terminates the employment of Mr. McVay without cause, or if Mr. McVay terminates his employment by reason of a material breach of any term, condition or covenant of Bryan under the Employment Agreement, Bryan must pay to Mr. McVay a lump sum equal to one hundred percent (100%) of his total salary and bonus (excluding the Transaction Bonus described below) for the preceding calendar year, plus costs of engaging a placement firm to find alternative employment, and for one year following termination Bryan must maintain, for a period of one year after the date of termination, each employee medical and life benefit plan in which Mr. McVay was entitled to participate immediately prior to the date of termination, unless an essentially equivalent benefit is provided by another source. Such agreement also provides for the payment of a transaction bonus (the "Transaction Bonus") in the amount of $30,000 in the event of a change of control (as defined in the agreement), payable one half on the date of the change of control and one half on the date six months after the change in control. The Merger Agreement provides that such Transaction Bonus will be triggered by the Offer.

Compensation Committee Interlocks and Insider Participation

      Compensation decisions for the fiscal year ended June 30, 1998, with respect to the compensation of H. Jesse McVay were made and ratified by the Board of Directors, without the participation of Mr. McVay.

Item 12.       Security Ownership of Certain Beneficial Owners and  Management.

      As of September 23, 1998, the Company has outstanding 191,284 shares, all of one class. No person to the knowledge of Management is the beneficial owner of more than 5 percent of the outstanding voting stock of the Company, except as shown in the following table.

                                                    Amount           Percent
                   Name and Address of           Beneficially          of
                    Beneficial Owner                Owned             Class
                    ----------------                -----             -----
Ina Mae Bryan Miller                              12,199              6.4%
R. R. #2
Peru, IN  46970
Robert Miller                                     12,198              6.4%
R. R. #2
Peru, IN  46970
Bryan D. and Sharon L. Herd 1                     17,706              9.3%
1208 Glenwick Drive
Logansport, IN  46947
Marilyn J. and Paul J. Malott 1                   17,829              9.3%
1500 Liberty Street
Logansport, IN  46947
Victor L. and Kristine S. Herd 1                  17,690              9.3%
4083 S.E. Honey Hill Lane
Stuart, FL  34997
Beverly Jo Bryan 2                                11,591              6.1%
6299 Valley View Drive
Fishers, IN  46038
----------------

1    Shares held jointly with rights of survivorship.
2    Shares held jointly with children with rights of survivorship.



      See Item 9 of this Report for information with respect to shares owned by the directors and executive officers of the Company.

      The Company, Burnham Corporation, a New York corporation ("Burnham") and Burnham Acquisition Corporation, a New Mexico corporation and a wholly-owned subsidiary of Burnham ("Purchaser") entered into an Agreement and Plan of Merger dated as of September 23, 1998 (the "Merger Agreement"), among the Company, Burnham and Purchaser. The Merger Agreement provides, among other things, for the making of an offer by Purchaser to purchase all outstanding shares of the Common Stock, par value $10.00 per share (the "Shares"), of the Company, at a purchase price of $152 per Share (the "Offer Price"), net to the seller in cash, without interest thereon, upon the terms and subject to the conditions set forth in an Offer to Purchase and in the related Letter of Transmittal (which, together with any supplements or amendments thereto, collectively constitute the "Offer"). The Merger Agreement further provides that, following the completion of the Offer and subject to the satisfaction or waiver of certain conditions, Purchaser will be merged with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Burnham with the name "Bryan Steam Corporation". As a result of the Merger, each outstanding Share (other than Shares held by Burnham, Purchaser or any subsidiary of Burnham, Purchaser or the Company, Shares held in the treasury of the Company and Shares held by stockholders who have properly exercised their rights to fair value appraisal rights under the New Mexico Business Corporation Act) will be converted at the effective time of the Merger into the right to receive in cash the price per Share paid in the Offer without interest.

      The Offer is conditioned upon, among other things, there being validly tendered and not withdrawn at the expiration of the Offer at least sixty-six and two-thirds percent (66-2/3%) plus one of the outstanding Shares on a fully diluted basis on the date of purchase. The Offer is also subject to certain other conditions.

Item 13.       Certain Relationships and Related Transactions.

      The Company paid approximately $792,315 in the fiscal year ended June 30, 1998, and $613,253 in the fiscal year ended June 30, 1997, to cover premiums for various property, casualty and workers compensation insurance policies on which an insurance agency owned by G. N. Summers, a Director of Bryan, received commissions. There are no other reportable relationships or related transactions between the Company and its Directors, Executive Officers, 5% beneficial shareholders, or immediate family members of the foregoing persons.

                                     PART IV

Item 14.       Exhibits and Reports on  Form 8-K.

         (a)      The following  financial  statements are filed as part of this
                  Report:

                  Comparative Balance Sheets (June 30, 1998, 1997 and 1996) Comparative Statements of Income (Years ended June 30, 1998,
                       1997, and 1996)
                  Comparative  Statements of Retained  Earnings
                       (Years  ended  June 30,  1998,  1997,  and  1996)
                  Comparative Statements of Cash Flows
                       (Years ended June 30, 1998, 1997, and 1996)
                  Notes to Financial Statements (June 30, 1998)

         (b)      The following exhibits are filed as a part of this Report:

                  2. Agreement and Plan of Merger, dated September 23, 1998, between the Company, Burnham Corporation and Burnham Acquisition Corporation.

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

                  10(a). Employment Agreement between Bryan and H. Jesse McVay, dated April 1, 1998.

                  10(b). Employment Agreement between Bryan and Albert J. Bishop, dated April 1, 1998.

                  10(c).   Employment   Agreement  between  Bryan  and  Kurt  J.
                           Krauskopf, dated April 1, 1998.

                  10(d). Employment Agreement between Bryan and Sandra A. Mitting, dated April 1, 1998.

                  10(e). Employment Agreement between Bryan and Michael D. Sturch, dated April 1, 1998.

                  10(f). Employment Agreement between Bryan and Richard D. Holmquist, dated April 1, 1998.

                  10(g). Employment Agreement between Bryan and Gregory A. Minard, dated April 1, 1998.

                  10(h). Employment Agreement between Bryan and Terrence D. Kubly, dated April 1, 1998.

                  10(i). Employment Agreement between Wendland and P. Wayne McCune, dated April 1, 1998.

                  21. The Registrant has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Wendland Manufacturing Corp. ("Wendland"). Wendland has one wholly-owned subsidiary incorporated under the laws of the State of Indiana, Monticello Exchanger and Manufacturing Co.

                  27.      Financial Data Schedule.

                  99.      Press Release dated September 23, 1998.

         (c) A report on Form 8-K was filed on June 23, 1998 , reporting that certain significant shareholders had expressed a desire to liquidate their interests and that the directors had solicited expressions of interest regarding a possible purchase transaction.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

Signature                                   Title                 Date

(1) Principal Executive Officer                          )  September 28, 1998
                                                         )
/s/ H. Jesse McVay                          President    )
------------------------------------                     )
H. Jesse McVay                                           )
                                                         )
                                                         )
(2)  Principal Financial Officer                         )
                                                         )
/s/ Kurt J. Krauskopf                       Controller   )
------------------------------------                     )
Kurt J. Krauskopf                                        )


(3)  A majority of the Board of Directors                )  September 28, 1998
                                                         )
                                            Director     )
------------------------------------                     )
Harold V. Koch                                           )
                                                         )
/s/ Albert J. Bishop                        Director     )
------------------------------------                     )
Albert J. Bishop                                         )
                                                         )
                                            Director     )
------------------------------------                     )
Bryan D. Herd                                            )
                                                         )
/s/ H. Jesse McVay                          Director     )
------------------------------------                     )
H. Jesse McVay                                           )
                                                         )
/s/ G.N. Summers                            Director     )
------------------------------------                     )
G.N. Summers                                             )
                                                         )
/s/ Jack B. Jackson                         Director     )
------------------------------------                     )
Jack B. Jackson                                          )
                                                         )
                                            Director     )
------------------------------------                     )
James R. Lockhart, Jr.                                   )